Form 10QSB
period 1996-03-31
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1996-05-14
CIK 883703

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For the quarterly period ended March 31, 1996  Commission file number 33-45240
                                --------------                         --------



                       HERITAGE FINANCIAL SERVICES, INC.
                       ---------------------------------
       (exact name of Small Business Issuer as Specified in Its Charter)


              TENNESSEE                            62-1484807
              ---------                            ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

               25 JEFFERSON STREET, CLARKSVILLE, TENNESSEE 37040
               -------------------------------------------------
                    (Address of Principal Executive Offices)

        Issuer's telephone number, including area code:  (615) 553-0500


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                          Yes    X       No
                               -----        -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS


        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 533,653 shares as of May 6, 1996.


        Traditional small business disclosure format (check one):

                          Yes            No   X
                               -----        -----

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                     INDEX





PART I.     FINANCIAL INFORMATION

     Item  1.     Financial Statements

                    Consolidated Balance Sheets                              3

                    Consolidated Statements of Operations                    4

                    Consolidated Statements of Cash Flows                    5

                    Notes to Consolidated Financial Statements               6

     Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            8

PART II.    OTHER INFORMATION                                               10

SIGNATURES                                                                  11


HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                              MARCH 31,    DECEMBER 31,
                                                                1996          1995
                                                             -----------   -----------
                                                             (Unaudited)      (Note)
ASSETS:
Cash and due from banks                                       $   6,325     $  4,513
Available-for-sale securities, at fair value                     19,184       21,781
Mortgage loans held for sale                                      3,262        1,696
Loans                                                            84,904       80,570
Allowance for loan losses                                        (1,329)      (1,267)
                                                              ---------     --------
Net loans                                                        83,575       79,303

Premises and equipment                                            2,357        2,363
Accrued interest receivable                                         972          943
Deferred income taxes                                               432          436
Other real estate                                                    17          207
Other assets                                                        971          720
                                                              ---------     --------
TOTAL ASSETS                                                  $ 117,095     $111,962
                                                              =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                         $  16,342     $ 16,999
  Interest-bearing                                               86,576       83,059
                                                              ---------     --------
Total deposits                                                  102,918      100,058

Federal funds purchased                                           3,180        1,400
Advances from Federal Home Loan Bank                                212          221
Accrued interest payable                                            460          419
Other liabilities                                                   476          517
                                                              ---------     --------
TOTAL LIABILITIES                                               107,246      102,615


STOCKHOLDERS' EQUITY:
Common stock, $2 par value                                        1,069        1,059
  Authorized 1,000,000 shares; issued 534,664 shares at
  March 31, 1996 and 529,622 shares at December 31, 1995
Additional paid-in capital                                        4,603        4,495
Retained earnings                                                 4,296        3,801
Unrealized gains (losses) on
  available-for-sale securities, net                                (99)          (8)
Less 811 treasury shares at cost                                    (20)           -
                                                              ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                        9,849        9,347
                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 117,095    $ 111,962
                                                              =========    =========


(Note) The consolidated balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands,except per share data)

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                           1996      1995
                                         --------  --------
INTEREST INCOME:
Loans, including fees                     $2,222    $1,697
Investment securities:
  Taxable                                    239       287
  Tax-exempt                                  47        50
                                          ------    ------
     TOTAL INTEREST INCOME                 2,508     2,034
                                          ------    ------
INTEREST EXPENSE:
Deposits                                   1,024       820
Other                                         37         4
                                          ------    ------
     TOTAL INTEREST EXPENSE                1,061       824
                                          ------    ------

     NET INTEREST INCOME                   1,447     1,210

Provision for loan losses                    105        90
NET INTEREST INCOME AFTER                 ------    ------
  PROVISION FOR LOAN LOSSES                1,342     1,120
                                          ------    ------
OTHER INCOME:
Service charges on deposit accounts          316       313
Mortgage banking activities                  181        91
Net securities gains                          74         -
Brokerage fees                                58        13
Other                                        150        70
                                          ------    ------
     TOTAL OTHER INCOME                      779       487
                                          ------    ------
OTHER EXPENSES:
Salaries and employee benefits               679       548
Occupancy                                     90        61
Furniture and equipment                      127       113
Data processing fees                          94        54
Advertising and public relations              69        55
Other                                        283       245
                                          ------    ------
     TOTAL OTHER EXPENSES                  1,342     1,076
                                          ------    ------

     INCOME BEFORE INCOME TAXES              779       531

Income taxes                                 283       179
                                          ------    ------
     NET INCOME                           $  496    $  352
                                          ======    ======

     NET INCOME PER SHARE                 $ 0.90    $ 0.66
                                          ======    ======

See notes to consolidated financial statements

   HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   (Dollars in thousands)


                                                                      Three Months Ended
                                                                            March 31,
                                                                      ------------------
                                                                         1996     1995
                                                                      --------- --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                          $(1,020)   $   398
                                                                       ------    -------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in federal funds sold                                         -     (1,600)
     Proceeds from sale of available-for-sale securities                2,431          -
     Maturities and redemptions of available-for-sale securities          203         68
     Maturities and redemptions of held-to-maturity securities              -         25
     Purchase of available-for-sale securities                            (73)         -
     Purchase of held-to-maturity securities                                -       (118)
     Net increase in loans                                             (4,376)    (2,943)
     Other, net                                                           (82)       (65)
                                                                      -------    -------
   NET CASH USED IN INVESTING ACTIVITIES                               (1,897)    (4,633)
                                                                      -------    -------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits                                               2,860      4,302
     Increase (decrease) in federal funds purchased                     1,780     (1,120)
     Decrease in advances from Federal Home Loan Bank                      (9)         -
     Net proceeds from issuance of common stock                           113        101
     Purchase of treasury shares                                          (20)         -
     Exercise of stock options                                              5          -
                                                                      -------    -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                            4,729      3,283

   NET INCREASE IN CASH AND DUE FROM BANKS                              1,812       (952)
   CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                       4,513      4,352
                                                                      -------    -------
   CASH AND DUE FROM BANKS AT END OF PERIOD                           $ 6,325    $ 3,400
                                                                      =======    =======

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during period for interest                             $ 1,020    $  985
     Cash paid during period for income taxes                         $   146    $   56



See notes to consolidated financial statements

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

Heritage Financial Services, Inc. (Heritage Financial or Company) through its subsidiary, Heritage Bank (the Bank) and its subsidiaries, provides a full range of banking services to individual and corporate customers in Montgomery County, Tennessee and the adjoining counties in Tennessee and Kentucky.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the 1995 annual report on Form 10-KSB. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the entire year.

2.  PER SHARE DATA

Net income per share is determined by dividing net income by the weighted average number of common shares actually outstanding and common stock equivalents pertaining to common stock options. The weighted average number of shares outstanding including common stock equivalents for the three months ended March 31, 1996 and 1995, were 551,333 and 535,016, respectively.

3.  INVESTMENT SECURITIES

Following is a summary of investment securities at March 31, 1996, all of which are classified as available-for-sale:


                                    Gross      Gross
                      Amortized  Unrealized  Unrealized   Fair
                         Cost      Gains       Losses     Value
                      ---------  ----------  ----------  -------
                                    (in thousands)

U.S. agencies          $10,419      $  5      $(204)    $10,220
Mortgage-backed:
   U.S. agencies         4,743        44        (69)      4,718
Tax-exempt securities    3,793        84        (10)      3,867
Equity securities          379         -          -         379
                       -------      ----      -----     -------
                       $19,334      $133      $(283)    $19,184
                       =======      ====      =====     =======

4.  LOANS


A summary of loans outstanding by category at March 31, 1996 follows:



                                                   (in thousands)
   Commercial, financial and agricultural                $35,852
   Real estate - construction                             11,255
   Real estate - 1 to 4 family residential properties     20,129
   Real estate - other                                     6,764
   Consumer                                               10,930
                                                         -------
                                                          84,930
   Less unearned interest                                    (26)
                                                         -------
   Total loans                                           $84,904
                                                         =======


5.  ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses:

                                                        Three Months
                                                       Ended March 31,
                                                       ----------------
                                                        1996     1995
                                                       ------   -------
                                                        (in thousands)

   Balance at beginning of period                      $1,267    $1,023
      Provision charged to operating expenses             105        90
      Loan losses:
         Loans charged off                                (44)      (26)
         Recoveries on loans previously charged off         1         1
                                                       ------    ------
   Balance at end of period                            $1,329    $1,088
                                                       ======    ======


6.  DEPOSITS

A summary of deposits at March 31, 1996 follows:


                                                   (in thousands)
   Noninterest-bearing demand                           $ 16,342
   Interest-bearing demand                                28,237
   Savings                                                 4,737
   Certificates of deposit of $100,000 or more             6,615
   Other time deposits                                    46,987
                                                        --------
                                                        $102,918
                                                        ========


7.  RECLASSIFICATIONS

Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income such as transactional fees, gain on sale of mortgage loans and commissions from investment brokerage services. The Company's operating expenses consist primarily of employee compensation, occupancy expenses and other general and administrative expenses.


FINANCIAL CONDITION

EARNING ASSETS.   At March 31, 1996, earning assets were $107.3 million,
compared to $104 million at December 31, 1995. This increase is due to a $4.3 million increase in portfolio loans and a $1.6 million increase in mortgage loans held for sale, partially offset by a $2.6 million reduction in available-for-sale securities.

Loans are the Company's primary earning asset. Management has focused on increasing the loan composition to total earning assets. Average loans for the first three months of 1996 were 80.5% of total earning assets compared to 74.5% during the first three months of 1995.

Low market interest rates prompted the sale of $2.4 million of available-for-sale securities. Most of the securities sold were mortgage-backed securities and were backed by higher than market rate loans, making them more susceptible to prepayment risk. Net gains on the sale of securities amounted to $74,000. Solid loan demand prompted the reinvestment of the sales proceeds into portfolio loans.

FUNDING SOURCES. Deposits totaled $102.9 million at March 31, 1996, an increase of $2.9 million since December 31, 1995. Local markets for deposits are highly competitive, and during the first three months of 1996 federal funds purchased was utilized to partially fund loan demand.

NONPERFORMING ASSETS.   The level of nonperforming assets at March 31, 1996,
remains low, improving from the level reported at December 31, 1995. Nonperforming assets at March 31, 1996, were .25% of total loans and other real estate, down from .52% at December 31, 1995.

CAPITAL. Because of solid performance and conservative capital management, the Company has a strong capital position. Stockholders' equity was $9.8 million or 8.41% of total assets at March 31, 1996, compared to $9.3 million or 8.35% of total assets at December 31, 1995.

RESULTS OF OPERATIONS

For the first three months of 1996, the Company reported net income of $496,000, compared to net income of $352,000 for the first three months of 1995. Net income per share for the first three months of 1996, increased 36% to $.90, from $.66 for the same 1995 period.

Annualized return on average stockholders' equity for the first three months of 1996 was 20.33% compared to 18.24% for the same 1995 period. Annualized return on average assets for the first three months of 1996 was 1.78% compared to 1.47% for the same 1995 period.


NET INTEREST INCOME. For the three months ended March 31, 1996, net interest income increased 19.6% or $237,000 to $1,447,000 as compared to $1,210,000 for the three months ended March 31, 1995. The increase is primarily attributable to an increase in average earning assets. Average earnings assets for the first three months of 1996 were 17.6% or $15.7 million greater than the same period in 1995.


PROVISION FOR LOAN LOSSES. The provision for loan losses was $105,000 and $90,000 for the first three months of 1996 and 1995, respectively. Net chargeoffs to average loans outstanding was .05% ($43,000) and .04% ($25,000) for the first three months of 1996 and 1995, respectively.

OTHER INCOME. Other income increased $292,000 (60.0%) for the first three months of 1996 as compared to the same period in 1995. As a percentage of average assets, other income was .70% and .51% for the first three months of 1996 and 1995, respectively.

OTHER EXPENSES. Other expenses increased $266,000 (24.7%) for the first three months of 1996 as compared to the same period in 1995. As a percentage of average assets, other expenses was 1.21% and 1.12% for the first three months of 1996 and 1995, respectively.

PROVISION FOR INCOME TAXES. Income tax expense of $283,000 for the first three months of 1996 resulted in an effective income tax rate of 36.3% on pre-tax income of $779,000. For the same period of 1995, income tax expense of $179,000 resulted in an effective tax rate of 33.7% on pre-tax income of $531,000.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
PART II - OTHER INFORMATION



Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K
                 (a)     Exhibit 27  Financial Data Schedule (for SEC use only)

                 (b)     There have been no reports filed on form 8-K during
                           the quarterly period ended March 31, 1996

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HERITAGE FINANCIAL SERVICES, INC.
                                            (Registrant)


Date  May 6, 1996                 By  /s/ Earl O. Bradley, III
    --------------------------      --------------------------------------
                                          Earl O. Bradley, III
                                          President and Chief
                                          Executive Officer



Date  May 6, 1996                 By  /s/ Jack L. Graham
    --------------------------      ---------------------------------------
                                          Jack L. Graham
                                          Senior Vice President
                                          and Chief Financial Officer