Form 10QSB
period 1996-06-30
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1996-08-12
CIK 883703

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30,1996  Commission file number 33-45240



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


               25 JEFFERSON STREET, CLARKSVILLE, TENNESSEE 37040
               --------------------------------------------------
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code:  (615)553-0500


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 533,475 shares as of August 7, 1996.

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

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                                            JUNE 30,            DECEMBER 31,
                                                                              1996                 1995
                                                                           ---------             ---------
                                                                          (Unaudited)             (Note)
ASSETS:
Cash and due from banks                                                    $   3,737             $   4,513
Available-for-sale securities, at fair value                                  18,214                21,781
Mortgage loans held for sale                                                   2,573                 1,696
Loans                                                                         92,079                80,570
Allowance for loan losses                                                     (1,430)               (1,267)
                                                                           ---------             ---------
Net loans                                                                     90,649                79,303

Premises and equipment                                                         2,296                 2,363
Accrued interest receivable                                                    1,053                   943
Deferred income taxes                                                            550                   436
Real estate and other repossessed collateral                                      53                   247
Other assets                                                                     918                   680
                                                                           ---------             ---------
TOTAL ASSETS                                                               $ 120,043             $ 111,962
                                                                           =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                     $  16,040             $  16,999
   Interest-bearing                                                           88,638                83,059
                                                                           ---------             ---------
Total deposits                                                               104,678               100,058

Federal funds purchased                                                        4,065                 1,400
Advances from Federal Home Loan Bank                                             202                   221
Accrued interest payable                                                         414                   419
Other liabilities                                                                426                   517
                                                                           ---------             ---------
TOTAL LIABILITIES                                                            109,785               102,615


STOCKHOLDERS' EQUITY:
Common stock, $2 par value                                                     1,069                 1,059
   Authorized 1,000,000 shares; issued 534,664 shares at
   June 30, 1996 and 529,622 shares at December 31, 1995
Additional paid-in capital                                                     4,603                 4,495
Retained Earnings                                                              4,846                 3,801
Unrealized gains (losses) on
   available-for-sale securities, net                                           (228)                   (8)
Less 1,189 treasury shares at cost                                               (32)                    -
                                                                           ---------             ---------
TOTAL STOCKHOLDERS' EQUITY                                                    10,258                 9,347
                                                                           ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 120,043             $ 111,962
                                                                           =========             =========


(Note) The consolidated balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

                                                      Three Months Ended    Six Months Ended
                                                            June 30,             June 30,
                                                      -------------------   ----------------
                                                       1996         1995     1996      1995
                                                      ------       ------   ------    ------
INTEREST INCOME:
Loans, including fees                                 $2,364       $1,772   $4,565    $3,427
Investment securities:
   Taxable                                               223          294      462       581
   Tax-Exempt                                             45           48       92        98
                                                      ------       ------   ------    ------
      TOTAL INTEREST INCOME                            2,632        2,114    5,119     4,106
                                                      ------       ------   ------    ------

INTEREST EXPENSE:
Deposits                                               1,081          905    2,105     1,707
Other                                                     40            8       77        30
                                                      ------       ------   ------    ------
      TOTAL INTEREST EXPENSE                           1,121          913    2,182     1,737
                                                      ------       ------   ------    ------

      NET INTEREST INCOME                              1,511        1,201    2,937     2,369

Provision for loan losses                                110          116      215       206
                                                      ------       ------   ------    ------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                           1,401        1,085    2,722     2,163
                                                      ------       ------   ------    ------

OTHER INCOME:
Service charges on deposit accounts                      348          327      664       640
Mortgage banking activities                              215          103      396       194
Net securities gains                                       3            -       77         -
Brokerage fees                                            88            4      146        17
Other                                                    222          154      393       266
                                                      ------       ------   ------    ------
      TOTAL OTHER INCOME                                 876          588    1,676     1,117
                                                      ------       ------   ------    ------

OTHER EXPENSES:
Salaries and employee benefits                           775          533    1,497     1,087
Occupancy                                                120           90      233       166
Furniture and equipment                                   93           90      193       183
Data processing fees                                     100           84      194       159
Advertising and public relations                          83           53      152       108
Other                                                    240          224      484       447
                                                      ------       ------   ------    ------
      TOTAL OTHER EXPENSES                             1,411        1,074    2,753     2,150
                                                      ------       ------   ------    ------

      INCOME BEFORE INCOME TAXES                         866          599    1,645     1,130

Income taxes                                             317          227      600       406
                                                      ------       ------   ------    ------
      NET INCOME                                      $  549       $  372   $1,045    $  724
                                                      ======       ======   ======    ======

      NET INCOME PER SHARE                            $  .99       $ 0.68   $ 1.89    $ 1.34
                                                      ======       ======   ======    ======

See notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                         ----------------------
                                                                           1996           1995
                                                                         -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $   169        $   853
                                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of available-for-sale securities                     3,429            947
   Maturities and redemptions of available-for-sale securities             1,006            362
   Maturities and redemptions of held-to-maturity securities                   -            174
   Purchase of available-for-sale securities                              (1,063)          (980)
   Purchase of held-to-maturity securities                                     -           (118)
   Advances to limited liability company                                       -           (180)
   Net increase in loans                                                 (11,561)        (8,176)
   Other, net                                                               (109)          (492)
                                                                         -------        -------
NET CASH USED IN INVESTING ACTIVITIES                                     (8,298)        (8,463)
                                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                                    4,620          7,249
   Increase (decrease) in federal funds purchased                          2,665           (220)
   Decrease in advances from Federal Home Loan Bank                          (19)             -
   Net proceeds from issuance of common stock                                113            104
   Purchase of treasury shares                                               (31)             -
   Exercise of stock options                                                   5              -
                                                                         -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  7,353          7,133
                                                                         -------        -------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                          (776)          (477)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                             4,513          4,352
                                                                         -------        -------
CASH AND DUE FROM BANKS AT END OF PERIOD                                 $ 3,737        $ 3,875
                                                                         =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for interest                                  $ 2,187        $ 1,874
   Cash paid during period for income taxes                              $   728        $   561





See notes to consolidated financial statements.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the 1995 annual report on Form 10-KSB. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the entire year.

2.  PER SHARE DATA

Net income per share is determined by dividing net income by the weighted average number of common shares actually outstanding and common stock equivalents pertaining to common stock options. The weighted average number of shares outstanding including common stock equivalents for the six months ended June 30, 1996 and 1995, were 552,579 and 540,308 respectively.

3.  INVESTMENT SECURITIES

Following is a summary of investment securities at June 30, 1996, all of which are classified as available-for-sale:

                                                           Gross           Gross
                                         Amortized       Unrealized      Unrealized        Fair
                                          Cost             Gains           Losses          Value
                                         ---------       ----------      ----------        -----
                                                             (in thousands)
U.S. agencies                             $10,721         $      -         $  (315)      $10,406
Mortgage-backed:
   U.S. agencies                            4,248               18             (85)        4,181
Tax-exempt securities                       3,207               52             (17)        3,242
Equity securities                             385                -               -           385
                                          -------         --------         -------       -------
                                          $18,561         $     70         $  (417)      $18,214
                                          =======         ========         =======       =======

4.  LOANS

A summary of loans outstanding by category follows:

                                                           June 30,               December 31,
                                                             1996                    1995
                                                         -----------             ------------
                                                                      (in thousands)
Commercial, financial and agricultural                      $38,398                 $34,508
Real estate - construction                                   14,384                   9,164
Real estate - 1 to 4 family residential properties           20,072                  21,984
Real estate - other                                           7,785                   4,709
Consumer                                                     11,453                  10,249
                                                            -------                 -------
                                                             92,092                  80,614
Less unearned interest                                          (13)                    (44)
                                                            -------                 -------
Total loans                                                 $92,079                 $80,570
                                                            =======                 =======


5.  ALLOWANCE FOR LOAN LOSSES

The following tables set forth the changes in the allowance for loan losses:

                                               Three  Months        Six Months
                                               Ended June 30,      Ended June 30,
                                               --------------      -------------
                                               1996      1995      1996     1995
                                               ----      ----      ----     ----
                                                         (in thousands)
Balance at beginning of period                 $1,330   $1,088     $1,267   $1,023
   Provision charged to operating                 110      116        215      206
   Loan losses:
      Loans charged off                           (18)     (58)       (61)     (84)
      Recoveries on loans previously
        charged off                                 8        5          9        6
                                               ------   ------     ------   ------
Balance at end of period                       $1,430   $1,151     $1,430   $1,151
                                               ======   ======     ======   ======

6.  DEPOSITS

A summary of deposits follows:

                                                         June 30,               December 31,
                                                          1996                     1995
                                                        --------                 --------
                                                                   (in thousands)
Noninterest-bearing demand                              $ 16,040                 $ 16,999
Interest-bearing demand                                   27,182                   28,051
Savings                                                    4,890                    4,806
Certificates of deposit of $100,000 or more                6,842                    4,435
Other time deposits                                       49,724                   45,767
                                                        --------                 --------
                                                        $104,678                 $100,058
                                                        ========                 ========



7.  RECLASSIFICATIONS

Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income such as transactional fees, gain on sale of mortgage loans and commissions from investment brokerage services. The Company's operating expenses consist primarily of employee compensation and benefits, and other general and administrative expenses.

FINANCIAL CONDITION

EARNING ASSETS. At June 30, 1996, earning assets were $112.9 million, compared to $104 million at December 31, 1995. This increase is due to an $11.5 million increase in portfolio loans and a $0.9 million increase in mortgage loans held for sale, partially offset by a $3.6 million reduction in available-for-sale securities.

Loans are the Company's primary earning asset. Management has focused on increasing the loan composition to total earning assets. Average loans for the first six months of 1996 were 81.8% of total earning assets compared to 74.8% during the first six months of 1995. The increase is attributable to the continuation of strong loan demand in the market the Company serves.

Securities available-for-sale declined during the six months ended June 30, 1996, as proceeds from securities sold or maturing were mostly reinvested in portfolio loans. During the first six months of 1996, $77,000 of security gains were realized. Most of the securities sold were mortgage-backed securities and were backed by higher than market rate loans, making them more susceptible to prepayment risk. The shift to loans in the earning mix allowed the Company to achieve higher yields than would have been obtained by leaving these funds invested in securities.

NONPERFORMING ASSETS. The following table sets forth information regarding the Company's nonperforming assets at the dates indicated:

                                                           June 30,    December 31,
                                                             1996          1995
                                                           --------    ------------
                                                               (in thousands)
Nonperforming loans:
   Nonaccrual loans                                        $  58         $ 120
   Accruing loans that are contractually
      past due 90 days or more                               163            16
   Restructured loans                                         62            77
                                                           -----         -----
      Total nonperforming loans                              283           213

Real estate and other repossessed collateral                  53           247
                                                           -----         -----
Total nonperforming assets                                 $ 336         $ 460
                                                           =====         =====

Nonperforming assets to loans and real estate and
   other repossessed collateral                             0.35%         0.56%
Allowance for loan losses to nonperforming assets            426%          275%

FUNDING SOURCES. Deposits totaled $104.7 million at June 30, 1996, an increase of $4.6 million since December 31, 1995. Local markets for deposits are highly competitive, and during the first six months of 1996 federal funds purchased was utilized to partially fund loan demand. Due to strong loan demand, it is anticipated that additional alternative funding sources (Federal funds purchased and FHLB advances) will be utilized for the remainder of 1996.

CAPITAL. Because of solid performance and conservative capital management, the Company has a strong capital position. Stockholders' equity was $10.3 million or 8.55% of total assets at June 30, 1996, compared to $9.3 million or 8.35% of total assets at December 31, 1995.


RESULTS OF OPERATIONS

For the three months ended June 30, 1996, the Company's net income was $549,000, compared to net income of $372,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, net income was $1,045,000, compared to net income of $724,000 in the same 1995 period. Net income per share for the first six months of 1996, increased 41% to $1.89, from $1.34 for the same 1995 period.

The substantial improvement in earnings from last year resulted largely from growth in earning assets, an increase in other income, and to a lesser extent, an increase in net interest margin.

NET INTEREST INCOME. For the second quarter of 1996, net interest income was $1,511,000, up $310,000 (25.8%) from the $1,201,000 for the second quarter last year. For the six months ended June 30, 1996, net interest income increased 24.0% or $568,000 to $2,937,000 as compared to $2,369,000 for the six months ended June 30, 1995. The increase is primarily attributable to an increase in average earning assets. Average earnings assets for the first six months of 1996 were 18.0% or $16.3 million greater than the same period in 1995.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $110,000 in the second quarter of 1996, compared to $116,000 in the second quarter of 1995.
Net chargeoffs were $10,000 for the three months ended June 30, 1996, and $53,000 for the comparable period in 1995. For the first six months of 1996, the provision for loan losses was $215,000, compared to $206,000 for the same period in 1995. Net chargeoffs to average loans outstanding was .06% ($52,000) and .12% ($78,000) for the first six months of 1996 and 1995, respectively.

OTHER INCOME. Substantial increases in revenue from mortgage banking and brokerage services was the primary cause of the increase in other income in the three and six months ended June 30, 1996 compared to the same periods last year. For the second quarter of 1996, other income was $288,000 (49.0%) greater than the same period in 1995. Other income increased $559,000 (50.0%) for the first six months of 1996 as compared to the same period in 1995.

OTHER EXPENSES. Other expenses was $1,411,000 during the second quarter of 1996, up $337,000 (31.4%) from the total for the second quarter of 1995. For the first six months of 1996, other expenses increased $603,000 (28.0%) to $2,753,000 compared to the same period last year. As a percentage of average assets, other expenses was 2.42% and 2.21% for the first six months of 1996 and 1995, respectively.

PROVISION FOR INCOME TAXES. The effective income tax rate for the second quarter of 1996 was 36.6% compared to 37.9 % for the second quarter of 1995. For the six months ended June 30, 1996, the effective income tax rate was 36.5% as compared to 35.9% for the same period in 1995.

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

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
           (a) Exhibit 27 Financial Data Schedule (for SEC use only)

           (b) There have been no reports filed on form 8-K during the quarterly period ended June 30, 1996

                                       10

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HERITAGE FINANCIAL SERVICES, INC.
                                            (Registrant)




 Date   August 8, 1996               By /s/ Earl O. Bradley, III
      ----------------------------      ----------------------------------
                                            Earl O. Bradley, III
                                            President and Chief
                                            Executive Officer



 Date   August 8, 1996               By  /s/ Jack L. Graham
      ----------------------------      ----------------------------------
                                             Jack L. Graham
                                             Senior Vice President
                                             and Chief Financial Officer