Form 10QSB
period 1996-09-30
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1996-11-13
CIK 883703

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30,1996 Commission file number 33-45240



                        HERITAGE FINANCIAL SERVICES, INC.
        ----------------------------------------------------------------
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

                           Yes   x      No
                              ---------    ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 535,066 shares as of November 7, 1996.

         Traditional small business disclosure format (check one):

                           Yes          No     x
                              ---------    ----------

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                      INDEX

PART I. FINANCIAL INFORMATION
         Item 1. Financial Statements

                    Consolidated Balance Sheets                            3

                    Consolidated Statements of Operations                  4

                    Consolidated Statements of Cash Flows                  5

                    Notes to Consolidated Financial Statements             6

         Item 2. Management's Discussion and Analysis of

         Financial Condition and Results of Operations                     8

PART II.  OTHER INFORMATION                                               11

                  SIGNATURES                                              12

HERITAGE FINANCIAL SERVICES, INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                    1996            1995
                                                               -------------     ------------
                                                                 (Unaudited)        (Note)
ASSETS:
Cash and due from banks                                           $   3,668       $   4,513
Available-for-sale securities, at fair value                         18,841          21,781
Mortgage loans held for sale                                          4,248           1,696
Loans                                                                96,575          80,570
Allowance for loan losses                                            (1,485)         (1,267)
                                                                  ---------       ---------
Net loans                                                            95,090          79,303

Premises and equipment                                                2,327           2,363
Accrued interest receivable                                           1,189             943
Deferred income taxes                                                   514             436
Real estate and other repossessed collateral                             61             247
Other assets                                                            816             680
                                                                  ---------       ---------
TOTAL ASSETS                                                      $ 126,754       $ 111,962
                                                                  =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                             $  16,526       $  16,999
  Interest-bearing                                                   94,845          83,059
                                                                  ---------       ---------
Total deposits                                                      111,371         100,058

Federal funds purchased                                               3,250           1,400
Advances from Federal Home Loan Bank                                    193             221
Accrued interest payable                                                450             419
Other liabilities                                                       588             517
                                                                  ---------       ---------
TOTAL LIABILITIES                                                   115,852         102,615



STOCKHOLDERS' EQUITY:
Common stock, $2 par value                                            1,073           1,059
  Authorized 1,000,000 shares; issued 536,456 shares at
  September 30, 1996 and 529,622 shares at December 31, 1995
Additional paid-in capital                                            4,653           4,495
Retained earnings                                                     5,374           3,801
Unrealized gains (losses) on
  available-for-sale securities, net                                   (160)             (8)
Less 1,390 treasury shares at cost                                      (38)           --
                                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                           10,902           9,347
                                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 126,754       $ 111,962
                                                                  =========       =========



(Note) The consolidated balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

                                                   Three Months Ended       Nine Months Ended
                                                     September 30,          September 30, 1996
                                                 ---------------------     ---------------------
                                                   1996         1995         1996         1995
                                                 --------     --------     --------     --------
INTEREST INCOME:
Loans, including fees                            $  2,544     $  1,950     $  7,109     $  5,377
Investment securities:
  Taxable                                             235          286          697          867
  Tax-exempt                                           41           47          133          145
                                                 --------     --------     --------     --------
  TOTAL INTEREST INCOME                             2,820        2,283        7,939        6,389
                                                 --------     --------     --------     --------

INTEREST EXPENSE:
Deposits                                            1,174          957        3,279        2,664
Other                                                  39           29          116           59
                                                 --------     --------     --------     --------
    TOTAL INTEREST EXPENSE                          1,213          986        3,395        2,723
                                                 --------     --------     --------     --------

    NET INTEREST INCOME                             1,607        1,297        4,544        3,666

Provision for loan losses                             150          103          365          309
                                                 --------     --------     --------     --------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         1,457        1,194        4,179        3,357
                                                 --------     --------     --------     --------

OTHER INCOME:
Service charges on deposit accounts                   352          335        1,016          975
Mortgage banking activities                           269          125          665          319
Net securities gains                                 --              2           77            2
Brokerage services                                     77           22          223           39
Other                                                 205          154          598          420
                                                 --------     --------     --------     --------
  TOTAL OTHER INCOME                                  903          638        2,579        1,755
                                                 --------     --------     --------     --------

OTHER EXPENSES:
Salaries and employee benefits                        846          577        2,343        1,664
Occupancy                                             124          101          357          267
Furniture and equipment                               109           94          302          277
Data processing fees                                  109          105          303          264
Advertising and public relations                       64           64          216          172
Other                                                 270          214          754          661
                                                 --------     --------     --------     --------
  TOTAL OTHER EXPENSES                              1,522        1,155        4,275        3,305
                                                 --------     --------     --------     --------

    INCOME BEFORE INCOME TAXES                        838          677        2,483        1,807

Income taxes                                          310          244          910          650
                                                 --------     --------     --------     --------
    NET INCOME                                   $    528          433     $  1,573     $  1,157
                                                 ========     ========     ========     ========

    NET INCOME PER SHARE                         $   0.95     $   0.79     $   2.84     $   2.14
                                                 ========     ========     ========     ========


See notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)


                                                                     Nine Months Ended
                                                                        September 30,
                                                                  -------------------------
                                                                    1996            1995
                                                                  ---------       ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  $    (633)      $   1,557
                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of available-for-sale securities                 3,429             947
  Maturities and redemptions of available-for-sale securities         1,018             769
  Maturities and redemptions of held-to-maturity securities             --              714
  Purchase of available-for-sale securities                          (1,563)         (1,479)
  Purchase of held-to-maturity securities                              --              (617)
  Advances to limited liability company                                --              (322)
  Net increase in loans                                             (16,152)        (12,187)
  Other, net                                                           (214)           (210)
                                                                  ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                               (13,482)        (12,385)
                                                                  ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                               11,314          11,489
  Increase (decrease) in federal funds purchased                      1,850            (620)
  Decrease in advances from Federal Home Loan Bank                      (28)            (30)
  Proceeds from issuance of common stock                                172             104
  Purchase of treasury shares                                           (38)           --
                                                                  ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            13,270           7,133
                                                                  ---------       ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                     (845)            115
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                        4,513           4,352
                                                                  ---------       ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                          $   3,668       $   4,467
                                                                  =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during period for interest                          $   3,364       $   2,628
    Cash paid during period for income taxes                      $   1,093       $     752



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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the 1995 annual report on Form 10-KSB. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the entire year.

2. Per Share Data

Net income per share is determined by dividing net income by the weighted average number of common shares actually outstanding and common stock equivalents pertaining to common stock options. The weighted average number of shares outstanding including common stock equivalents for the nine months ended September 30, 1996 and 1995, were 553,735 and 541,636 respectively.

3. Investment Securities

Following is a summary of investment securities at September 30, 1996, all of which are classified as available-for-sale:

                                         Gross         Gross
                          Amortized   Unrealized     Unrealized      Fair
                            Cost         Gains         Losses        Value
                          --------     --------      --------      --------
                                               (in thousands)
U.S. agencies             $ 11,234            3      $   (234)     $ 11,003
Mortgage-backed:
U.S. agencies                4,238           31          (100)        4,169
Tax-exempt securities        3,220           66            (8)        3,278
Equity securities              391         --            --             391
                          --------     --------      --------      --------
                          $ 19,083     $    100      $   (342)     $ 18,841
                          ========     ========      ========      ========

4. Loans

A summary of loans outstanding by category follows:

                                                                 September 30,    December 31,
                                                                     1996             1995
                                                                  ---------       ---------
                                                                         (in thousands)
Commercial, financial and agricultural                            $  40,114       $  34,544
Real estate - construction                                           15,784           9,164
Real estate - 1 to 4 family residential properties                   20,286          20,288
Real estate - other                                                   8,232           6,405
Consumer                                                             12,166          10,213
                                                                  ---------       ---------
                                                                     96,582          80,614
  Less unearned interest                                                 (7)            (44)
                                                                  ---------       ---------
  Total loans                                                     $  96,575          80,570
                                                                  =========          ======

5. Allowance for Loan Losses

  The following tables set forth the changes in the allowance for loan losses:

                                                      Three Months                Nine Months
                                                  Ended September 30,         Ended September 30,
                                                ---------------------       ---------------------
                                                  1996          1995          1996          1995
                                                -------       -------       -------       -------
                                                                  (in thousands)
Balance at beginning of period                  $ 1,430       $ 1,151       $ 1,267       $ 1,023
  Provision charged to operating expenses           150           103           365           309
  Loan losses:
    Loans charged off                               (97)          (23)         (158)         (107)
Recoveries on loans previously charged off            2            10            11            16
                                                -------       -------       -------       -------
Balance at end of period                        $ 1,485       $ 1,241       $ 1,485       $ 1,241
                                                =======       =======       =======       =======

6. Deposits

A summary of deposits follows:

                                                                 September 30,    December 31,
                                                                     1996             1995
                                                                  ---------         -------
                                                                        (in thousands)
Noninterest-bearing demand                                        $  16,526          16,999
Interest-bearing demand                                              28,894          28,051
Savings                                                               5,011           4,806
Retirement accounts                                                   3,247           3,240
Certificates of deposit of $100,000 or more                           6,105           4,435
Other time deposits                                                  51,588          42,527
                                                                  ---------         -------
                                                                  $ 111,371         100,058
                                                                  =========         =======

7. Reclassifications

Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, also called fee income, including service charges on deposit accounts and fees from mortgage banking activities and brokerage services. The Company's operating expenses consist primarily of employee compensation and benefits, and other general and administrative expenses.

FINANCIAL CONDITION

EARNING ASSETS. At September 30, l996, earning assets were $119.7 million, compared to $104 million at December 31, 1995. This increase is due to a $16.0 million increase in portfolio loans and a $2.6 million increase in mortgage loans held for sale, partially offset by a $2.9 million reduction in available-for-sale securities.

The favorable change in the mix of earning assets reflects the continued strength in the local economy. During the first nine months of 1996, average loans amounted to 82.6% of total earning assets compared to 78.9% during the same 1995 period. Available-for-sale securities decreased during the first nine months of 1996, as proceeds from securities sold or maturing were mostly reinvested in portfolio loans. The shift to loans in the earning mix allowed the Company to achieve higher yields than would have been obtained by leaving these funds invested in securities.

NONPERFORMING ASSETS. The following table sets forth information regarding the Company's nonperforming assets at the dates indicated:

                                                                 September 30,   December 31,
                                                                     1996            1995
                                                                  ---------       ---------
                                                                        (in thousands)
Nonperforming loans:
  Nonaccrual loans                                                $      58       $     120
  Accruing loans that are contractually
    past due 90 days or more                                            405              16
  Restructured loans                                                     90              77
                                                                  ---------       ---------
  Total nonperforming loans                                             553             213

Real estate and other repossessed collateral                             61             247
                                                                  ---------       ---------
Total nonperforming assets                                        $     614             460
                                                                  =========             ===

Nonperforming assets to loans and real estate and
  other repossessed collateral                                         0.61%           0.56%
Allowance for loan losses to nonperforming assets                       242%            275%

FUNDING SOURCES. Deposits totaled $111.4 million at September 30, 1996, an increase of $11.3 million since December 31, 1995. To fund loan demand and grow deposit balances, rates offered on certificates of deposit were increased during the second and third quarters of 1996. The average balance of certificates of deposit for the first nine months of 1996 was 57.5% of total interest-bearing liabilities, compared to 54.3% during the same period in 1995. In addition, non-core funding sources (Federal funds purchased and FHLB advances) were used to a greater degree during the first nine months of 1996 as compared to the same period in 1995.

CAPITAL. Because of solid performance and conservative capital management, the Company has a strong capital position. Stockholders' equity was $10.9 million or 8.60% of total assets at September 30, 1996, compared to $9.3 million or 8.35% of total assets at December 31, 1995.


RESULTS OF OPERATIONS

For the third quarter of 1996, the Company's net income was $528,000, compared to net income of $433,000 for the third quarter of 1995. Net income per share for the third quarter of 1996, increased 20% to $.95, from $.79 for the same 1995 period. Return on average assets was 1.70% and return on average equity was 19.66% for the third quarter of 1996 compared with 1.65% and 19.81%, respectively, for the same period in 1995.

For the nine months ended September 30, 1996, net income was $1,573,000, compared to net income of $1,157,000 in the same 1995 period. Net income per share for the first nine months of 1996, increased 33% to $2.84, from $2.14 for the same 1995 period. Return on average assets for the first nine months of 1996 was 1.80% and return on average equity was 20.60%, compared with 1.56% and 18.94%, respectively, for the same period in 1995.

The improvement in net income during the three month and nine month periods ended September 30, 1996, resulted from growth in earning assets, an increase in other income, and to a lesser extent, an increase in net interest margin.

NET INTEREST INCOME. For the third quarter of 1996, net interest income was $1,607,000, up $310,000 (23.9%) from the $1,297,000 for the third quarter last year. For the nine months ended September 30, 1996, net interest income increased 23.9% or $878,000 to $4,544,000 as compared to $3,666,000 for the nine months ended September 30, 1995. The increase is primarily attributable to an increase in average earning assets. Average earnings assets for the first nine months of 1996 was 23.4% or $20.9 million greater than the same period in 1995.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $150,000 in the third quarter of 1996, compared to $103,000 in the third quarter of 1995. The increase was essential to reflect the growth in outstanding loans and chargeoffs. Net chargeoffs were $95,000 for the third quarter of 1996, and $13,000 for the comparable period in 1995. For the first nine months of 1996, the provision for loan losses was $365,000, compared to $309,000 for the same period in 1995. Net chargeoffs to average loans outstanding was .16% ($147,000) and .13% ($91,000) for the first nine months of 1996 and 1995, respectively.

OTHER INCOME. Substantial increases in revenue from mortgage banking and brokerage services was the primary cause of the increase in other income for the third quarter and nine months ended September 30, 1996 compared to the same periods last year. For the third quarter of 1996, other income was $265,000 (41.5%) greater than the same period in 1995. Other income increased $824,000 (47.0%) for the first nine months of 1996 as compared to the same period in 1995. As a percentage of average assets, other income was 2.21 % and 1.83% for the first nine months of 1996 and 1995, respectively.

OTHER EXPENSES. Other expenses was $1,522,000 during the third quarter of 1996, up $367,000 (31.8%) from the total for the third quarter of 1995. For the first nine months of 1996, other expenses increased $970,000 (29.3%) to $4,275,000 compared to the same period last year. As a percentage of average assets, other expenses was 3.66% and 3.46% for the first nine months of 1996 and 1995, respectively.

Salaries and employee benefits, the largest category of other expense, includes commissions paid on mortgage banking activities and brokerage services. As the revenues increase and decrease in these business lines, the commissions change accordingly.

The Company has begun construction of its new main office building in Clarksville, Tennessee. The total cost of the facility including furnishings is estimated at $5,000,000. In addition, during the third quarter of 1996, the Company entered into operating leases for automation equipment as technology has advanced and the need to leverage personnel costs has intensified.

PROVISION FOR INCOME TAXES. The effective income tax rate for the third quarter of 1996 was 37.0% compared to 36.0% for the third quarter of 1995. For the nine months ended September 30, 1996, the effective income tax rate was 36.6% as compared to 36.0% for the same period in 1995.

HERITAGE FINANCIAL SERVICES, INC.  AND SUBSIDIARY
PART 11 - OTHER INFORMATION



Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit 27 Financial Data Schedule (for SEC use only)

(b) There have been no reports filed on form 8-K during the quarterly period ended September 30, 1996

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY



        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HERITAGE FINANCIAL SERVICES, INC.
                                        ---------------------------------
                                                 (Registrant)



Date November 7, 1996                   By /s/ EARL O. BRADLEY, III
    -----------------------------         -------------------------------------
                                                   Earl O. Bradley, III
                                                   President and Chief
                                                   Executive Officer



Date November 7, 1996                   By /s/ JACK L. GRAHAM
    -----------------------------         -------------------------------------
                                                   Jack L. Graham
                                                   Senior Vice President
                                                   and Chief Financial Officer