Form 10KSB40
period 1996-12-31
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1997-03-25
CIK 883703

                                   FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1996

                        HERITAGE FINANCIAL SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                      Tennessee                        62-1484807
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)

                25 Jefferson Street, Clarksville, Tennessee 37040
               (Address of Principal Executive Office) (Zip Code)

                                 (615) 553-0500
                 (Issuer's telephone number including area code)

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, $2.00 par value per share

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   NO
                                   -----    -----
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB   X
                              -----
            State issuer's revenues for its most recent fiscal year:
                                   $14,291,862

     As of December 31, 1996, 551,367 shares of the registrant's Common Stock were outstanding with an aggregate market value of $17,346,006, using the average sale price over the last 60 days.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Heritage Financial Services, Inc. (the "Company" or "HFSI") is a registered bank holding company which was incorporated under Tennessee law in 1992. The Company's activities are primarily conducted through its wholly-owned subsidiary, Heritage Bank (the "Bank") which began business in 1989 and was acquired by the Company in 1992. The Bank is a Tennessee state bank, which was organized in 1989 after three locally-owned banks headquartered in Montgomery County were acquired. From the time of its opening in June 1989, until December 31, 1996, the Bank has grown to total assets exceeding $132 million.

The Bank's primary trade area is comprised of Montgomery County, Tennessee, and the surrounding counties in Tennessee and Kentucky. The Bank provides a wide range of competitive retail and commercial banking services. Deposit services offered include various personal and business checking accounts, savings accounts, money market investment accounts, certificates of deposit, automated teller machines networking into national teller systems, and retirement accounts. Lending services include consumer loans, commercial real estate loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium size businesses and professionals, and letters of credit. Accounts receivable billing services are also provided. Drive through and night depository facilities are provided, as well as five automated teller machines. Safe deposit facilities, cashier's checks, money orders, travelers checks, U.S. savings bonds, bank-by-mail and wire transfer services are also offered. Additionally, the Bank originates, services and markets residential mortgage loans through its mortgage banking operation. Heritage Bank also has three non-bank affiliates which provide services incidental to the Bank's operations, including brokerage services, property ownership, and reinsurance of credit life, accidental and health insurance. The Bank does not provide trust services.

The Bank conducts its banking business in Clarksville, Tennessee at its five branch locations of 25 Jefferson Street, 1805 Madison Street, 111 Cunningham Lane, 2786 Wilma Rudolph Boulevard and 400 Highway 49 (Hilltop Super Market). A mortgage origination office is located at 529 North Second Street. The Bank's wholly-owned subsidiary, Heritage Investment Center, Inc., is engaged in earning fees from investment brokerage services through Robert Thomas Securities, Inc. The Bank has another wholly-owned subsidiary, Heritage Investment Corporation, a limited partner in a partnership, engaged in the development and sale of a speculative industrial building located in the Clarksville/Montgomery County Industrial Park. Also, in December 1996, Central Life Insurance Company (Central) was incorporated as a wholly-owned subsidiary of the Bank. Central has entered into a reinsurance arrangement and receives underwriting profits by providing life and disability insurance to borrowers of the Bank.

The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses, and professionals within the Bank's primary trade area. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank's deposits has been obtained from any single person or group of persons.

The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee and the Federal Deposit Insurance Corporation (FDIC).

COMPETITION

Commercial banking in the market area serviced by the Bank is highly competitive. The Bank faces substantial competition from other commercial banks, savings banks, credit unions, brokerage firms, mortgage companies and other non-traditional financial entities. In marketing its services, the Bank emphasizes that it is a "locally owned bank" which offers personal service, flexibility and responsiveness to the needs of the Clarksville\Montgomery County community.

The Bank competes in the Montgomery County market with other banks and financial institutions, many of which have greater financial resources than the Bank. At December 31, 1996, the Bank competed with approximately twenty-five (25) commercial bank branches, six (6) savings and loan branches, and four (4) credit union branches within Montgomery County. Additionally, four (4) separate brokerage offices operate in Montgomery County.

LOANS

Various types of secured and unsecured commercial, consumer and real estate loans are offered by the Bank. The Bank's current policy is to make loans to borrowers who maintain depository relationships with the Bank or reside or work in the Bank's market area. Generally, real estate loans are secured by real property located in the Bank's market area.

The Bank provides each lending officer with written loan guidelines. Lending authority is delegated by the Board of Directors to loan officers, each of whom has limited authority to extend secured and unsecured credit. Any credit in excess of $250,000 must have the approval of the executive committee of the board of directors, which consists of both management and non-management directors of the Bank. Any loan in excess of 15% of regulatory capital must be approved by the full board of directors.

MONETARY POLICIES

The operating results of the Bank and the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits.

PERSONNEL

At December 31, 1996, the Company had 86 full-time equivalent employees of which 25 are Bank officers. Although the Bank has only been in existence since 1989, the Bank believes its staff possesses a high degree of experience and expertise. Coming primarily from other Clarksville banking institutions, staff members have banking experience ranging from one to thirty-one years. The Company is not a party to any collective bargaining agreement and believes its employee relations generally are good.

Employee benefit programs include group life, disability, dental and health insurance, a 401(k) pension plan, an employee stock ownership plan (ESOP), discretionary incentive bonuses, a stock option plan, training programs and paid vacations.

SUPERVISION AND REGULATION

GENERAL. The Company and the Bank are subject to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and is qualified in its entirety by reference to such statutes. Other state and federal legislation and regulations directly and indirectly affecting banks and other financial institutions likely are to be enacted or implemented in the future; however, such legislation and regulations and their effect on the business of the Company and the Bank cannot be predicted.

HERITAGE FINANCIAL SERVICES, INC.. The Company is a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company is required to file annual reports with, and is subject to examination by, the Federal Reserve Board.

HERITAGE BANK. The Bank is incorporated under the banking laws of the State of Tennessee, and as such, is subject to provisions of the Tennessee Banking Act and the supervision of and regular examination by the Tennessee Department of Financial Institutions (the "Department"). The Bank is a member of the FDIC and, therefore, also is subject to the provisions of the Federal Deposit Insurance Act and to supervision and examination by the FDIC.

CAPITAL. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1996, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 9.96% and 11.21%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 Capital to total assets, less goodwill) of 4% to 5% for most bank holding companies. The Company's leverage ratio at December 31, 1996 was 7.88%.

Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the "prompt corrective action" regulations, as described below.

PAYMENT OF DIVIDENDS. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 1996 were approximately $5,461,000. This amount will be increased by the Bank's net earnings and decreased by any losses. Any transfer from the Bank's surplus account to undivided profits requires the prior approval of the Commissioner of the Department. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Tier 1 Capital ratio of 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%.

Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. Given the above restrictions, at December 31, 1996, the Company would have approximately $5,359,000 available for payment of dividends. In 1996, the Company raised its annual dividend 33% to $1.00 per share from the 1995 level of $.75 per share.

THE COMPANY'S SUPPORT OF THE BANK. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength and to commit resources to the Bank. Such support may be required at times when, absent such Federal Reserve Board policy, the Company may not be inclined to provide it.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank must be assumed by the bankruptcy trustee and entitled to a priority of payment over certain other creditors.

PROMPT CORRECTIVE ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the Federal banking regulators to assign to each insured institution one of five capital categories ("well capitalized", "adequately capitalized" or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those which have a risk-based Tier 1 Capital ratio above 6%, a risk-based Total Capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and which are not subject to a written agreement, order or capital directive to maintain capital at a specific level. The Bank is considered a "well capitalized" institution under these definitions.

All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels to be considered adequately capitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") is: (i) subject to increased monitoring by the appropriate federal banking regulator, (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters. Pursuant to the guarantee, the institution's holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. If the controlling bank holding company fails to fulfill its obligations under the guarantee and files (or has filed against it) a petition under the Federal Bankruptcy Code, the appropriate federal banking regulator could have a claim as a general creditor of the bank holding company, and, if the guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, the claim would be entitled to priority in such bankruptcy proceeding over third-party creditors and shareholders of the bank holding company.

The bank regulatory agencies have discretionary authority to reclassify well-capitalized institutions as adequately capitalized or to impose on adequately capitalized institutions requirements or actions specified for undercapitalized institutions if the agency determines after notice and an opportunity for hearing that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, which can consist of the receipt of an unsatisfactory examination rating if the deficiencies cited are not corrected. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader applications of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible placement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator (the "Critical capital level"), which may not be less than 2% nor more than 65% of the minimum tangible capital level otherwise required, the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

ACQUISITION AND EXPANSION. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more than 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 1996, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997.

A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo. Tennessee law allows banks and bank holding companies in any state to acquire banks and bank holding companies in Tennessee provided that the state in which such acquirer is headquartered also permits Tennessee banks and bank holding companies to acquire banks and bank holding companies in that state. Acquisitions of banks or bank holding companies in Tennessee require the approval of the Commissioner of Financial Institutions.

The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve Board is authorized to approve ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Certain activities have been found to be closely related to banking by Federal Reserve Board regulations, including operating a trust company, mortgage company, finance company or factoring company; performing data processing operations; providing investment advice; and engaging in certain kinds of credit-related insurance activities.

FDIC INSURANCE ASSESSMENTS; DIFA. The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000.00 for "well capitalized" banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund ("SAIF"), including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100.00 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA provided for a special assessment to recapitalize the SAIF to bring the SAIF up to statutory required levels. The assessment imposed a one-time fee to banks that own previously acquired thrift deposits of $.526 per $100 of thrift deposits they held at March 31, 1995. This assessment did not apply to the Company. DIFA further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") bonds. All banks will be assessed to pay the interest due on FICO bonds starting on January 1, 1997. The Company expects the cost to the Company to be immaterial.

Under the FDICIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

CERTAIN TRANSACTIONS BY THE COMPANY WITH ITS AFFILIATES. There also are various legal restrictions on the extent to which the Company and any nonbank subsidiary can borrow or otherwise obtain credit from its bank subsidiaries. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with its nonbank or nonsavings bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 10% of the capital stock and surplus of the insured bank; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 20% of the capital stock and surplus of the Bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as a collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

RECENT BANKING LEGISLATION. In addition to the matters discussed above, FDICIA made other extensive changes to the federal banking laws.

STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA requires the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards must prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss, but (subject to certain exceptions) may not prescribe specific compensation levels or ranges for directors, officers or employees. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

BROKERED DEPOSITS. FDICIA amends the Federal Deposit Insurance Act to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposits unless a waiver has been obtained from the FDIC. Deposit brokers will be required to register with FDIC.

CONSUMER PROTECTION PROVISIONS. FDICIA seeks to encourage enforcement of existing consumer protection laws and enacts new consumer-oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts.

MISCELLANEOUS. FDICIA extends the deadline for the mandatory use of state-certified and state-licensed appraisers and authorizes acquisitions of banks by savings associations on the same terms as savings associations may be acquired by banks. With certain exceptions, state-chartered banks are limited to the activities of national banks. Within nine months of the date of enactment of FDICIA, the federal bank regulatory agencies are required to adopt uniform regulations for real estate mortgage and construction loans. The federal bank regulatory agencies are required to biannually review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

FDICIA also made extensive changes in the applicable rules regarding audit, examinations and accounting. FDICIA generally requires annual on-site full-scope examinations by each bank's primary federal regulator. FDICIA also imposes new responsibilities on management, the independent audit committee and outside accountants to develop, approve or attest to reports regarding the effectiveness of internal controls, legal compliance and off-balance-sheet liabilities and assets.

INTEREST RATE LIMITATIONS. The maximum permissible rates of interest on most commercial and consumer loans made by the Bank are governed by Tennessee's general usury. Certain other usury laws affect limited classes of loans, but the laws referenced above are by far the most significant. Tennessee's general usury law authorizes a floating rate of 4% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law.

EFFECT OF GOVERNMENT POLICIES. The earnings and business of the Company are and will be affected by the policies of various regulatory authorities of the United States, especially by the Federal Reserve Board. The Federal Reserve Board, among other functions, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve Board for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.


ITEM 2.  DESCRIPTION OF PROPERTY

The Bank's main office is located at 25 Jefferson Street in the central business district of the city. The Bank purchased approximately three acres of land and constructed a 4,000 square foot temporary facility, which began operations in 1989. An additional 3,950 square feet of temporary space was later constructed to provide for additional growth bringing the total facility to 7,950 square feet. An automated teller machine was also added. As further discussed below, the Bank's permanent main office is currently under construction and the temporary facility currently utilized will be moved or raized.

A branch is located at 1805 Madison Street in the Hilldale area of Clarksville. The facility is leased and contains approximately 2,000 square feet of space. This location opened February 19, 1991, and is a full service branch with drive through lanes. An ATM is in operation at this location.

The mortgage origination office is located at 529 North Second Street near the main business district of Clarksville. This facility is leased and contains approximately 2,900 square feet. The mortgage origination office is not a full service location.

An additional branch is located at 111 Cunningham Lane in the north Clarksville area. A .74 acre lot was purchased and a 2,600 square foot facility was constructed. The facility opened on January 19, 1993, and is a full service branch including drive through lanes. An ATM is in operation at this location.

A third branch is located on 2786 Wilma Rudolph Boulevard in the northeast (St. Bethlehem) area of Clarksville. A two acre lot was purchased and a 3,500 square foot facility was constructed. The facility opened on May 9, 1994, and is a full service branch including drive through lanes. An ATM is in operation at this location.

A fourth full service branch was opened in November, 1995. This location is leased space inside Hilltop Market on Highway 149. The 400 square foot facility is a full service branch, but does not provide drive through facilities. An ATM is in operation at this facility.

Heritage Investment Center, Inc. (the brokerage service) is located at 720 Memorial Drive in the Hilldale area of Clarksville. The facility is leased and contains approximately 1,000 square feet of space. The full service brokerage began operations in July 1995, under a broker/dealer relationship with Robert Thomas Securities.

In July 1996, the Bank leased a 2,500 square foot commercial building at 319 Riverside Drive, which neighbors the main office building. The Bank's accounting and marketing personnel will occupy the facility until the new main office building is completed.

In 1993, the Bank acquired a 2.1 acre lot and building adjacent to the main office location. This facility is currently used for storage and meeting functions. This property and the temporary main office property discussed above are the site for the Bank's permanent main office building which began construction during 1996. The new 40,000 square foot facility is scheduled for completion in early 1998, and the mortgage origination, accounting and marketing personnel will relocate to this facility. Construction cost of the permanent main office is estimated at $4 million.

ITEM 3.  LEGAL PROCEEDINGS

The Bank is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of their properties are the subject.

There are no material legal proceedings to which any director, any nominee for election as a director, principal officer of the Bank or Company or any associate of the foregoing or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company, or the Bank, or has a material adverse impact to the Company or the Bank


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted during the fourth quarter of the year ended December 31, 1996, to a vote of security holders, through the solicitation of proxies or otherwise.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Heritage Financial Services, Inc. is not traded through an organized exchange nor is there a known active trading market. The following table indicates the quarterly range of high and low sale prices for the stock during the years of 1996 and 1995. The sales prices represent known transactions and may not necessarily represent all trading transactions for the periods.

                         Year Ended December 31, 1996                 Year Ended December 31, 1995
                  ----------------------------------------     ---------------------------------------------
                                              Dividend                                          Dividend
                     High         Low         Declared           High            Low            Declared
                  -----------  -----------  --------------     ----------     -----------     --------------
First Quarter        25.20        25.00               -          24.00           24.00                 -
Second Quarter       30.00        30.00               -          25.00           25.00                 -
Third Quarter        32.00        30.00               -          25.00           25.00                 -
Fourth Quarter       32.00        25.00            1.00          25.00           25.00               0.75


As of December 31, 1996, there were 916 shareholders of record of Heritage Financial Services, Inc.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
The purpose of this discussion and analysis is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of Heritage Financial Services, Inc. (Heritage Financial or Company). Heritage Financial's business activity is currently limited to holding the stock of its wholly-owned subsidiary, Heritage Bank (the Bank). Accordingly, the discussion that follows relates primarily to the financial condition and results of operation of Heritage Bank and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

Heritage Bank is a locally owned independent bank with its primary market in Montgomery County, Tennessee and the surrounding counties of Tennessee and Kentucky. The Bank provides a wide range of financial services, such as making commercial and consumer loans; originating, marketing and servicing mortgage loans; issuing and servicing credit cards; offering a wide range of deposit products; issuing letters of credit and providing safe deposit facilities. Heritage Bank also has three non-bank affiliates which provide services incidental to the Bank's operations, including brokerage services, property ownership, and reinsurance of credit life, accident and health insurance.


FINANCIAL CONDITION
OVERVIEW. At December 31, 1996, the Company reported total assets of $132.8 million compared with $112 million at the end of 1995. Average assets were $119.4 million in 1996 compared with $101.7 million in 1995.

EARNING ASSETS. Average earning assets of the Company for 1996, increased 18%, or $17.4 million to $112.6 million from $95.2 million for 1995. This compares to growth of average earning assets of 17% and 20% for 1995 and 1994, respectively. Loan growth during 1996 was partially funded by a reduction in securities, the other significant earning asset category. The Company's average earning assets to average assets ratio was 94.3% for 1996, compared to 93.7% and 93.4% for 1995 and 1994, respectively.

Economic growth in the local market has enabled the Bank to achieve continued loan growth (the primary earning asset). Average loans for 1996 increased 29%, or $21 million, to $93.6 million. Average loan growth for 1995 and 1994 was 24% and 19%, respectively. The changing mix of earning assets was favorable during the last two years. Average loans for 1996 were 83% of total average earning assets, compared to 76% and 72% during 1995 and 1994, respectively. Strong loan demand and a slowed growth of deposits used for investment in securities has led to the improved earning asset composition.

Commercial loans (real estate and other) continued as the single largest loan category, representing 45% of total loans at both December 31, 1996 and 1995. Commercial loans grew $9.8 million (27%) in 1996 and $11.1 million (44%) in 1995. Real estate construction loans amounted to 16% and 11% of total loans at December 31, 1996 and 1995, respectively. Real estate construction loans increased $7.6 million (83%) in 1996 and $2.7 million (41%) in 1995. These increases in commercial and construction loans reflect the economic growth and vigorous housing market in the Bank's lending area.

The consumer loan portfolio consists of real estate, auto, and other consumer installment loans that require periodic payments of principal and interest. Consumer loans represented 18% of total loans at both December 31, 1996 and 1995. Consumer loans increased $3.8 million (26%) in 1996 and $1.3 million (10%) in 1995. Portfolio residential (1-4 family, excluding mortgage loans held for sale) loans amounted to 22% and 25% of total loans at December 31, 1996 and 1995, respectively. Portfolio residential loans increased 10% in 1996 and 12% in 1995.

The Bank maintains a securities portfolio of principally debt securities held for sale as a source of income and liquidity, to balance interest rate risk with other categories of the balance sheet, and to supply securities to pledge as required collateral for certain deposits. During 1996, a portion of the proceeds from the sale and maturity of securities and the principal collected on mortgage-backed securities was used to fund loan growth. Average securities decreased $3.4 million in 1996 after increasing $.9 million in 1995. Average securities for 1996 were 17% of total earning assets, as compared to 24% and 27% during 1995 and 1994, respectively.

At December 31, 1996, the securities portfolio consisted of: U.S. agency obligations - 59%, mortgage-backed securities - 22%, tax-exempt securities - 17% and equity securities - 2%. U.S. agency obligations include $2.3 million of structured notes (as currently defined by regulatory agencies). Mortgage-backed securities consist of Real Estate Mortgage Investment Conduit (REMIC) and collateralize mortgage obligation (CMO) instruments. The REMIC issues are 100% U.S. agency issues and the CMO issues are marketable, collateralized mortgage obligations backed by agency-pooled collateral. All tax-exempt securities are rated investment grade by Moody's or Standard & Poor's.

In November 1995, the Bank reclassified the remaining held-to-maturity securities as available-for-sale as permitted by the Financial Accounting Standards Board's guide to implementation of SFAS No. 115. The reclassification had no impact on the Bank's earnings, but permitted maximum flexibility in adapting to interest rate changes, managing liquidity and changing the Bank's earning asset mix.

FUNDING SOURCES. Management relies upon local area deposits as a stable source of funding. The Bank had total deposits of $115.3 million as of December 31, 1996, compared to $100.1 million as of December 31, 1995. Average 1996 deposits increased 16%, or $14.3 million to $105.8 million from $91.5 million in 1995. Average deposit growth for 1995 and 1994 was $12.5 million (16%) and $13.8 million (21%), respectively. Certificates of deposit (generally the Bank's highest rate paying deposit) accounted for most of the deposit growth in 1996 and 1995.

During 1996 and 1995, to fund loan growth, management increased marketing efforts and offered attractive rates for certificates of deposit. Average 1996 certificates of deposit increased 25%, or $10.6 million to $53.6 million from $43 million in 1995. Average certificate of deposit growth for 1995 and 1994 was $9.3 million (27%) and $3.5 million (11%), respectively. The Bank has no brokered deposits.

During periods of low deposit growth, the deposit base is supplemented with alternative funding sources, Federal funds purchased and Federal Home Loan Bank
(FHLB) advances, to fund loan growth. The average balances of Federal funds purchased and FHLB advances amounted to $2.4 million, $1.2 million and $.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. Due to the highly competitive local market for deposits, management anticipates the continued use of alternative funding sources to partially fund loan growth.

NONPERFORMING ASSETS, PAST DUE LOANS, POTENTIAL PROBLEM ASSETS, AND THE ALLOWANCE FOR LOAN LOSSES. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest income was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at December 31, 1996 were .31% ($333,000) of total loans and foreclosed and repossessed assets, down from .56% ($460,000) at December 31, 1995.

Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. Past due loans were $935,000 or .88% of total loans at December 31, 1996, as compared to $16,000 or .02% of total loans at December 31, 1995. The increase reflects the overall trend in loan delinquencies and the return to more historical past due levels.

Potential problem assets, which are not included in nonperforming assets, were
 .72% ($766,000) of total loans at December 31, 1996, as compared to .61% ($498,000) of total loans at December 31, 1995. Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by banking regulatory agencies for loans classified substandard and doubtful.

Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses was 1.49% of outstanding portfolio loans (excludes mortgage loans held for sale) at December 31, 1996, as compared to 1.57% at December 31, 1995. The allowance is 464% compared to 276% of nonperforming assets, and 140% compared to 132% of potential problem assets and nonperforming assets, as of December 31, 1996 and 1995, respectively.

CAPITAL. Management believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. Stockholders' equity was $11.3 million or 8.48% of total assets at December 31, 1996, and $9.3 million or 8.35% of total assets at December 31, 1995. Net income is the primary source of new capital for the Company. In addition, proceeds from the sale of common stock through director and employee plans contributed $432,000 and $154,000 of capital in 1996 and 1995, respectively. Unrealized gain or loss on securities held for sale, net of applicable income taxes, are recorded directly to stockholders' equity. To record the fair value of securities held for sale, stockholders' equity was reduced by $41,000 and $8,000 at December 31, 1996 and 1995, respectively.

Heritage Financial's continuing record of strong earnings performance allowed the board of directors to raise the annual dividend 33% to $1.00 per share in 1996 from the 1995 level of $.75 per share. Additionally, the board of directors develops and reviews the capital goals of Heritage Financial Services, Inc. and the Bank. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and other prudent financial management principles. Due to the Company's earnings performance and capital strength, the dividend reinvestment plan was suspended during 1995.

Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against assets that are weighted based on risk characteristics. These "risk-based" capital ratios are presented in Note 15 to the consolidated financial statements. Heritage Bank's capital ratios substantially exceed regulatory minimums and compare favorably to industry averages.


LIQUIDITY AND INTEREST RATE RISK
Liquidity management involves planning to meet depositors' and borrowers' cash flow requirements at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs or a loss of funding sources. The Bank's consumer deposits provide stability with respect to liquidity. In addition, membership in the Federal Home Loan Bank and Federal funds purchased lines of credit provide cost-effective alternate sources of funding.

Interest rate risk is the risk that future changes in interest rates will reduce the Bank's net interest income and the market value of its portfolio equity. A movement in interest rates and the corresponding effect on net interest income may significantly affect profitability. The degree of any potential consequences of such interest rate changes can be mitigated by maintaining a balance between interest rate sensitive assets and liabilities within given time frames. Management endeavors to maintain consistently strong earnings with minimal interest rate risk by closely monitoring the sensitivity and repricing of assets and liabilities to interest rate fluctuations.

One means of evaluating the sensitivity of an institution's net interest income to changes in interest rates is to examine the extent to which its assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. The following table reflects the Bank's interest rate sensitivity position both individually and within specified time periods and cumulatively, over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or estimated repricing date. As indicated, at December 31, 1996, the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year or less is 108% (a positive one-year gap position). In a period of generally falling interest rates, this gap position will normally result in a decrease in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in an increase in net interest income.

INTEREST RATE SENSITIVITY

(dollars in thousands)                                       TIME TO REPRICING OR MATURITY FROM DECEMBER 31, 1996
                                                                4 MONTHS            OVER 1
                                              3 MONTHS          THROUGH            THROUGH            OVER 3
                                              OR LESS            1 YEAR            3 YEARS             YEARS              TOTAL
                                           ---------------   ---------------    ---------------   ----------------   ---------------
Interest-earning assets:
    Loans                                         $50,288           $27,662           $22,628            $ 3,199            $103,777
    Mortgage loans held for sale                    2,333                 -                 -                  -            $  2,333
    Securities                                      4,784             2,782             7,373              4,206            $ 19,145
------------------------------------------------------------------------------------------------------------------------------------

        Total interest-earning assets             $57,406           $30,443           $30,001            $ 7,406            $125,256
------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
    Transaction and savings                       $28,571           $   860            $6,424            $ 3,137            $ 38,993
    Certificates of deposit                        11,032            36,138            11,188                776            $ 59,134
    Borrowed funds                                  4,859                30                63                 81            $  5,033
------------------------------------------------------------------------------------------------------------------------------------

        Total interest-bearing liabilities        $44,462           $37,029           $17,675            $ 3,994            $103,160
------------------------------------------------------------------------------------------------------------------------------------

Interest sensitivity gap                          $12,943           $(6,585)          $12,326            $ 3,411            $ 22,096

Cumulative interest sensitivity gap               $12,943           $ 6,358           $18,684            $22,096

Cumulative net interest-earning
    assets as a percentage of
    interest-bearing liabilities                      129%              108%              119%               121%



RESULTS OF OPERATIONS
COMPARISON OF YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994. Heritage Financial recorded record earnings in 1996 with net income of $2,105,000, an increase of 25% over 1995 earnings of $1,687,000. Net income for 1995 increase 41% from the $1,201,000 earned in 1994 while 1994 net income increased 18% . Net income per share was $3.84 in 1996, up 23% over the $3.12 earned in 1995. In 1995, net income per share rose 32% from $2.37 earned in 1994. Return on average equity rose to 20.27% in 1996 from 19.79% in 1995 and 17.38% in 1994.

Return on average assets improved for the year ended December 31, 1996, to 1.76% from 1.66% in 1995 and 1.39% in 1994.

NET INTEREST INCOME. The Bank's largest single source of earnings results from net interest income, the difference between interest (including fees) earned on loans, securities and other earning assets and the interest paid on deposits and other borrowings obtained to fund them. The net interest margin is net interest income, on a taxable equivalent (TE) basis, expressed as a percentage of average earning assets. This permits comparability by incorporating the tax savings of certain assets. The margin is influenced by a number of factors, such as the volume and mix of earning assets and funding sources, the interest rate environment and income tax rates. The level of earning assets funded by interest free funding sources (primarily noninterest-bearing demand deposits and equity capital) also impacts net interest margin.

Measured on a fully taxable equivalent (TE) basis, net interest income for 1996 increased $1,124,000 or 22% over the prior year. Average earning assets increased 18% or $17.4 million between years while the net interest margin increased slightly from 5.43% to 5.59%. During 1996, the yield on average earning assets increased 34 basis points due to: (1) loan yields rising from 10.32% to 10.41% and (2) the significant change in the mix of earning assets as the average balances of higher yielding loans rose $21 million (29%) while securities decreased $3.4 million (15%). Average interest-bearing liabilities grew $13.3 million or 17%. The Bank experienced slight growth in savings and daily interest checking, up 3%, while higher paying money market accounts and certificates of deposit grew 7% and 25%, respectively. The growth in higher paying deposit accounts, combined with interest rate pressures in 1996, caused the cost of interest-bearing liabilities to rise to 5.01%, a 28 basis point increase.

In 1995, net interest income (TE) increased $1,024,000 or 25%, compared to an increase of $747,000 or 22% in the prior year. Average earning assets rose 17% or $14.1 million while the net interest margin increased from 5.11% to 5.43%. During 1995, the yield on average earning assets increased 112 basis points due to: (1) loan yields increasing 114 basis points from 9.18% to 10.32%, and (2) the shift in the mix of earning assets towards the higher yielding loan portfolio as the average balances of loans rose $14 million (24%) while investment securities rose only $.9 million (4%). Average interest-bearing liabilities increased $10.3 million (15%). This increase was primarily due to the increase in higher paying certificates of deposit, up $9.3 million (27%), as all other deposit accounts grew only 1%. The change in the mix towards higher paying certificates of deposit combined with increased market interest rates and competitive pressures in 1995, caused the cost of interest bearing liabilities to rise to 4.73%, a 104 basis point increase.

PROVISION FOR LOAN LOSSES. The provision for loan losses is the charge to operating earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level, and reflects management's estimate of the risk of loss inherent in the loan portfolio. The provision for loan losses was $485,000, $374,000 and $307,000 in 1996, 1995 and 1994,
respectively. The provision has increased to cover the growth in the loan portfolio and the increase in net chargeoffs. Net chargeoffs to average loans outstanding was .22% ($208,000), .18% ($129,000) and .13% ($79,000) for 1996,
1995 and 1994, respectively.

NONINTEREST INCOME. Noninterest income, also called fee income, is a significant source of the Bank's revenue. Excluding securities gains, noninterest income contributed 35%, 33% and 35% in 1996, 1995 and 1994, respectively, of tax equivalent revenues. Total noninterest income (excluding securities gains in all periods) increased 33%, 14% and 28% in 1996, 1995 and 1994, respectively. Noninterest income (excluding securities gains) as a percentage of average assets was 2.82%, 2.48% and 2.56% for 1996, 1995 and 1994, respectively.

The mortgage banking operation increased its market share during 1996, as mortgage banking income increased $362,000 (74%) following declines in 1995 of $98,000 (17%) and 1994 of $131,000 (18%). The brokerage subsidiary's first full year of operations under the broker/dealer relationship Robert Thomas Securities resulted in increased brokerage fees of $191,000 (332%) in 1996, following an increase of $9,000 (13%) in 1995 and a decline of $50,000 (41%) in 1994. Service charges on deposit accounts increased $60,000 (5%) in 1996, $186,000 (16%) in 1995 and $478,000 (72%) in 1994.

NONINTEREST EXPENSES. Noninterest expense, also called operating expense, increased $1,255,000 (27%), $466,000 (11%) and $1,063,000 (35%) in 1996, 1995
and 1994, respectively. The increases in noninterest expense are primarily due to the Bank's rapid growth. The ratio of noninterest expense as a percentage of average assets was 4.90%, 4.52% and 4.76% for 1996, 1995 and 1994, respectively.

Salaries and employee benefits, the largest component of noninterest expense, increased 37% in 1996 compared to 10% and 32% in 1995 and 1994, respectively. The ratio of personnel expense as a percentage of average assets was 2.62% in 1996, compared to 2.24% and 2.40%, respectively for 1995 and 1994. Salaries and employee benefits include commissions paid in the brokerage service and mortgage banking operation. As the revenues increase or decrease in these business lines, the commissions change accordingly. Also, contributions to the employee incentive bonus and ESOP pension plans are contingent upon the Company attaining certain asset growth and/or net income goals which are predetermined annually. The contributions to these plans increase or decrease in relationship to the level of asset growth and/or net income achieved. Management plans to leverage personnel costs through continued investments in advanced technology equipment.

All of the noninterest expense categories increased in 1996, 1995 and 1994. These increases are the result of the Bank's rapid growth, investment in branches and technology, and costs related to generating noninterest income. However, these increases were partially offset by lower deposit assessment rates as the recapitalization of the FDIC Bank Insurance Fund (BIF) was completed in 1995. The regulatory risk classification of "well capitalized" entitles the Bank to receive the lowest deposit assessment rate from the FDIC. Assessments for FDIC deposit insurance were $2,000, $99,000, and $167,000 for 1996, 1995, and 1994, respectively. The Bank's occupancy expense is anticipated to increase following the construction of a new main office building with a scheduled completion date in early 1998, and an estimated construction cost of $4 million. Also, increased furniture and equipment expense is anticipated in 1997 and 1998 due to additional leases for automated teller machines, advanced technological equipment and furnishings for the new main office building.

PROVISION FOR INCOME TAXES. The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major differences between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit, and interest on tax-exempt securities and loans. The Company's effective tax rate was 37%, 36% and 35% in 1996, 1995 and 1994, respectively. See Note 9 to the consolidated financial statements for additional details of the Company's income tax provision.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL. The following table sets forth certain information relating to the Company's average consolidated balance sheets and consolidated statements of income for the years ended December 31, 1996 and 1995.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

(Dollars in Thousands)                                       1996                               1995
                                               ----------------------------------- --------------------------------
                                                                          AVERAGE                           Average
                                               AVERAGE                     YIELD/   Average                  Yield/
ASSETS                                         BALANCE     INTEREST        COST     Balance    Interest       Cost
                                               -------     --------        ----     -------    --------       ----
Earning Assets
  Net loans (1)                                 $ 93,599    $ 9,746       10.41%    $ 72,635     $7,497       10.32%
  Taxable securities                              15,524        930        5.99%      18,568      1,130        6.08%
  Tax-exempt securities                            3,478        246        7.07%       3,870        277        7.16%
  Federal funds sold                                  51          3        4.98%         150          8        5.64%
---------------------------------------------------------------------------------------------------------------------
           Total earning assets                  112,651     10,925        9.70%      95,222      8,912        9.36%
Nonearning assets                                  6,787                               6,460
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                    $119,438                            $101,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing Liabilities
  Interest checking                             $  8,523    $   178        2.09%    $  8,450     $  188        2.22%
  Money market accounts                           19,656        848        4.31%      18,386        763        4.15%
  Savings deposits                                 4,976        122        2.46%       4,714        116        2.45%
  Retirement accounts                              3,227        178        5.51%       3,292        194        5.88%
  Certificate of deposits                         53,626      3,175        5.92%      43,008      2,410        5.60%
  Other borrowings                                 2,359        129        5.45%       1,216         71        5.86%
---------------------------------------------------------------------------------------------------------------------
           Total interest-bearing liabilities     92,367      4,629        5.01%      79,066      3,741        4.73%
Noninterest-bearing liabilities                   16,684                              14,173
---------------------------------------------------------------------------------------------------------------------
       Total liabilities                         109,052                              93,239
Stockholders' equity                              10,386                               8,443
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $119,438                            $101,682


Net interest income/net interest spread                     $ 6,295        4.69%                 $5,171        4.63%
Net earning assets/net interest margin (2)      $ 20,284                   5.59%    $ 16,156                   5.43%

(1) Net loans include mortgage loans held for sale, and principal balances on non accrual loans. Interest income relating to nonaccrual loans is not included.
(2) Net interest margin represents net interest income divided by average earning assets.
(3) Tax-exempt loans and securities are presented on a taxable equivalent basis.

RATE/VOLUME ANALYSIS. The following table presents for the years ended December 31, 1996 and 1995, the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the years indicated.


RATE / VOLUME ANALYSIS

(dollars in thousands)

                                      1996 VS. 1995                     1995 VS. 1994
ASSETS                         INCREASE (DECREASE) DUE TO           INCREASE (DECREASE) DUE TO
                              -----------------------------        -----------------------------
                               VOLUME       RATE      TOTAL        VOLUME       RATE       TOTAL
                               ------       ----      -----        ------       ----       -----
Interest income on:
  Loans                        $2,164      $  85     $2,249        $1,287       $828     $2,115
  Taxable securities             (185)       (14)      (199)           47         95        142
  Tax exempt securities           (28)        (3)       (31)            5          1          6
  Federal funds sold               (6)        (1)        (7)          (35)         2        (33)
-------------------------------------------------------------------------------------------------

Total interest income           1,945         67      2,012         1,304        926      2,230
-------------------------------------------------------------------------------------------------

Interest expense on:
  Interest checking                 2        (12)       (10)           11          1         12
  Money market accounts            53         32         85           (43)       218        175
  Savings deposits                  6          1          7            14         (1)        13
  Retirement accounts              (4)       (12)       (16)           30         31         61
  Certificates of deposit         595        170        765           417        473        890
  Other borrowings                 67        (10)        57            35         20         55
-------------------------------------------------------------------------------------------------

Total interest expense            719        169        888           464        742      1,206
-------------------------------------------------------------------------------------------------

NET INTEREST INCOME            $1,226      $(102)    $1,124        $  840       $184     $1,024


Changes attributable to changes in both rate and volume have been allocated to rate.

INVESTMENT PORTFOLIO. All of the Bank's investment securities are classified as available-for-sale. The carrying value of investment securities is summarized as follows:

(dollars in thousands)

                                                   December 31
        Investment Category                    1996          1995
        -------------------                  -------       --------
U.S. Agencies                                $11,341       $10,866
Mortgage-backed securities                     4,204         6,770
Tax-exempt securities                          3,202         3,846
Equity securities                                398           300
                                             -------       --------
Total                                        $19,145       $21,782
                                             =======       ========


The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 1996.

(dollars in thousands)

                                    Within        1-5       Beyond 5
        Investment Category         1 Year       Years        Years     Total
        -------------------         ------       -----      --------    -----
U.S. agencies                        $ 348      $ 8,003      $2,990    $11,341
Tax-exempt securities                  312        1,876       1,014      3,202
                                     -----      -------      ------    -------
Total                                $ 660      $ 9,879      $4,004    $14,543
                                     =====      =======      ======    =======
Weighted average yield (tax
      equivalent basis)               5.60%        5.81%       7.32%      6.22%
                                     =====      =======      ======    =======

Mortgage-backed and equity securities                                  $ 4,602
                                                                       =======
Weighted average yield of mortgage-backed and equity securities           6.49%
                                                                       =======

LOAN PORTFOLIO. The following table presents as of December 31, 1996 and 1995, a summary of loans outstanding by category.

(dollars in thousands)

                                                   As of December 31,
                                                 ---------------------
          Type of Loan                             1996          1995
          ------------                           --------      -------
Domestic:
    Real estate:
       1-4 family residential properties         $ 22,336      $20,288
       Construction                                16,729        9,164
       Commercial                                  26,077       20,663
    Commercial, financial and
       agricultural                                20,291       15,926
    Consumer                                       18,379       14,573
                                                 --------      -------
                                                  103,812       80,614
Less: unearned interest                               (35)         (44)
                                                 --------      -------
         Total loans                             $103,777      $80,570
                                                 ========      =======


The following is a presentation of real estate-commercial, real estate-construction, and commercial, financial and agricultural loans by contractual maturity as of December 31, 1996.


(dollars in thousands)                            Over 1
                                     1 year       through     Over 5
Type of Loan                         or less      5 years      years     Total
------------                         -------      -------     ------    --------
Domestic:
    Real estate - commercial         $ 3,932       4,176      17,969    $26,077
    Real estate - construction       $16,492          22         215    $16,729
    Commercial, financial and
         agricultural                $13,533       4,987       1,771    $20,291


At December 31, 1996, loans due after one year with predetermined interest rates totaled $14,424,000, and loans due after one year with floating or adjustable interest rates totaled $45,918,000.

The following table presents information regarding nonperforming assets and accruing loans which are contractually past due 90 days or more as to principal or interest payments. Nonperforming assets consist of (a) nonaccrual loans, (b) restructured loans, and (c) foreclosed and repossessed assets.

(dollars in thousands)

Nonperforming Assets:                      December 31, 1996   December 31, 1995
---------------------                      ------------------  -----------------
   Nonaccrual loans                                    $ 173              $ 120
   Restructured loans                                     86                 93
   Foreclosed and repossessed assets                      74                247
                                                       -----              -----
             Total nonperforming assets                $ 333              $ 460
                                                       =====              =====
   Accruing loans (including consumer
      loans) which are contractually past
      due 90 days or more as to principal
      and interest payments                            $ 935              $  16
                                                       =====              =====

A loan is considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent.

The Company considers all loans on nonaccrual to be impaired. Interest accruals on loans are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected, or generally, when collection of principal or interest becomes 90 days or more past due. Management may make exceptions to this policy when the estimated net realizable value of the collateral is sufficient to recover the principal and interest balance. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

During 1996, interest income that would have been earned on nonaccrual loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period amounted to $13,000. Interest income recognized on nonaccrual loans amounted to $5,000 in 1996.

Potential problem loans, which are not included in nonperforming assets, were $766,000 of total loans at December 31, 1996, as compared to $498,000 of total loans at December 31, 1995. Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by banking regulatory agencies for loans classified substandard and doubtful.

There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 1996, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

Although the Company's loan portfolio is concentrated in Montgomery County, Tennessee and the surrounding counties in Tennessee and Kentucky, management does not believe this geographic concentration presents an abnormally high risk.

SUMMARY OF LOAN LOSS EXPERIENCE. The activity in the Bank's allowance for loan losses is presented in the following table for the years ended December 31, 1996 and 1995.

(dollars in thousands)

                                                    Years Ended December 31,
                                                    ----------------------
                                                      1996           1995
                                                     ------        -------
Balance at beginning of period                       $1,267        $1,023
                                                     ------        ------
Charge-offs:
    Real estate:
        1-4 family residential properties                 -             -
        Construction                                      -             -
        Commercial                                        -             -
    Commercial, financial and agricultural               93            19
    Consumer                                            151           131
                                                    -------        ------
                                                        244           150
                                                    -------        ------
Recoveries:
    Real estate:
        1-4 family residential properties                 -             -
        Construction                                      -             -
        Commercial                                        -             -
    Commercial, financial and agricultural               29             1
    Consumer                                              7            19
                                                    -------        ------
                                                         36            20
                                                    -------        ------
Net charge-offs                                         208           130
                                                    -------        ------
Additions charged to operations                         485           374
                                                    -------        ------
Balance at end of period                            $ 1,544        $1,267
                                                    =======        ======

Ratio of net charge-offs to average loans
    outstanding during the periods                     0.22%         0.18%
                                                    -------        ------

At December 31, 1996 and 1995, the allowance for loan losses was allocated as follows:

(dollars in thousands)

                                                     December 31, 1996            December 31, 1995
                                                 ---------------------------  ---------------------------
                                                              % of loans                     % of loans
                                                           in each category               in each category
                                                  Amount     to toal loans    Amount        to toal loans
                                                  ------     -------------    ------        -------------
Real estate:
  1-4 family residential properties               $  129         21.5%        $   72             25.2%
  Construction                                       125         16.1%            70             11.4%
  Commercial                                         160         25.1%           170             25.6%
Commercial, financial & agricultural                 265         19.6%           158             19.8%
Consumer                                             231         17.7%           186             18.0%
Unallocated                                          634          N/A            611              N/A

             Total                                $1,544          100%        $1,267              100%
                                                  ======          ===         ======              ===

DEPOSITS. The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

(dollars in thousands)

                                           Year Ended             Year Ended
                                        December 31,1996       December 31,1995
                                        ------------------    -------------------
                                       Average    Average     Average     Average
       Deposit Category                 Amount   Rate Paid     Amount    Rate Paid
       ----------------                --------  ---------    --------   ---------
Non interest-bearing demand            $ 15,747       -        $13,648          -
Interest checking                         8,523    2.09%         8,450      2.22%
Money market accounts                    19,656    4.31%        18,386      4.15%
Savings deposits                          4,976    2.46%         4,714      2.45%
Retirement accounts                       3,227    5.51%         3,292      5.88%
Certificates of deposit                  53,626    5.92%        43,008      5.60%
                                       --------                -------
             Total                     $105,755                $91,498
                                       ========                =======

The following table presents the amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1996.

(dollars in thousands)

                          Time Certificate
                             of Deposits
                          ----------------
3 months or less              $1,984
3 to 6 months                    629
6 to 12 months                 2,854
over 12 months                   743
                              -------
Total                         $6,210
                              =======

RETURN ON EQUITY AND ASSETS. Return on average assets (ROA), return on average stockholders' equity (ROE), average equity to average assets ratio, and dividend payout ratio for the periods indicated are as follows:

                                                   Years Ended December 31,
                                                   -----------------------
                                                      1996         1995
                                                     ------       ------
Return on average assets                              1.76%        1.66%
Return on average equity                             20.27%       19.79%
Average equity to average assets ratio                8.69%        8.28%
Dividend payout ratio                                26.04%       23.54%


SHORT-TERM BORROWINGS. The Company did not have any category of short-term borrowings for which the average balance outstanding during the reported periods was 30 percent or more of stockholders' equity at the end of the reported periods.

ITEM 7.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Heritage Financial Services, Inc.


We have audited the consolidated balance sheets of Heritage Financial Services, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Services, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage servicing rights in 1996.

                                        /s/ Heathcott & Mullaly P.C.



January 10, 1997

--------------------------------------------------------------------------------
                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


                  ASSETS                                                1996                 1995
-----------------------------------------------------------------------------------------------------
Cash and due from banks                                            $  3,598,438            4,512,673
Securities,  available-for-sale, at fair value                       19,144,724           21,781,294
Mortgage loans held for sale                                          2,333,480            1,696,280
Loans                                                               103,777,428           80,569,610
Allowance for loan losses                                            (1,544,123)          (1,267,252)
-----------------------------------------------------------------------------------------------------

         NET LOANS                                                  102,233,305           79,302,358
-----------------------------------------------------------------------------------------------------
Premises and equipment                                                2,490,820            2,363,142
Accrued interest receivable                                           1,293,007              942,626
Deferred income taxes                                                   571,797              436,211
Foreclosed and repossessed assets                                        73,450              246,982
Other assets                                                          1,044,426              679,796
-----------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                              $132,783,447          111,961,362
=====================================================================================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------
DEPOSITS:
         Noninterest-bearing                                       $ 17,184,748           16,998,699
         Interest-bearing                                            98,126,860           83,059,479
-----------------------------------------------------------------------------------------------------

         TOTAL DEPOSITS                                             115,311,608          100,058,178
-----------------------------------------------------------------------------------------------------
Federal funds purchased                                               4,850,000            1,400,000
Advances from Federal Home Loan Bank                                    183,159              220,792
Accrued interest payable                                                442,872              418,670
Other liabilities                                                       732,606              516,735
-----------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                          121,520,245          102,614,375
-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
         Common stock, $2.00 par value. Authorized
           1,000,000 shares; issued 552,862 shares
           in 1996 and 529,622 shares in 1995                         1,105,724            1,059,244
         Additional paid-in capital                                   4,880,475            4,494,993
         Retained earnings                                            5,358,522            3,800,907
         Unrealized losses on securities
           available-for-sale, net                                      (40,536)              (8,157)
         Less 1,495 treasury shares at cost                             (40,983)             -
-----------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                  11,263,202            9,346,987
-----------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $132,783,447          111,961,362
=====================================================================================================







See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------
                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

                                                           1996         1995          1994
---------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans, including fees                               $ 9,741,973    7,479,626     5,375,594
   Investment securities:
       Taxable                                             930,172    1,129,585       987,135
       Tax-exempt                                          171,462      192,492       190,975
   Federal funds sold                                        2,534        8,452        41,639
---------------------------------------------------------------------------------------------

         TOTAL INTEREST INCOME                          10,846,141    8,810,155     6,595,343
---------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                              4,500,893    3,669,951     2,518,709
   Other                                                   128,590       71,267        16,917
---------------------------------------------------------------------------------------------

         TOTAL INTEREST EXPENSE                          4,629,483    3,741,218     2,535,626
---------------------------------------------------------------------------------------------

         NET INTEREST INCOME                             6,216,658    5,068,937     4,059,717
PROVISION FOR LOAN LOSSES                                  485,000      374,000       307,000
---------------------------------------------------------------------------------------------

         NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                            5,731,658    4,694,937     3,752,717
---------------------------------------------------------------------------------------------
NONINTEREST INCOME:
   Service charges on deposit accounts                   1,383,177    1,323,463     1,137,835
   Mortgage banking activities                             852,127      490,156       588,146
   Net securities gains                                     83,126        1,986         3,142
   Brokerage fees                                          273,029       82,180        72,959
   Other                                                   854,262      632,636       423,896
---------------------------------------------------------------------------------------------

         TOTAL NONINTEREST INCOME                        3,445,721    2,530,421     2,225,978
---------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
   Salaries and employee benefits                        3,129,271    2,280,444     2,080,744
   Occupancy                                               487,888      407,443       317,010
   Furniture and equipment                                 417,587      372,519       336,561
   Data processing                                         412,363      365,478       283,380
   Advertising and public relations                        280,536      262,834       218,565
   Other                                                 1,126,049      909,915       896,439
---------------------------------------------------------------------------------------------

         TOTAL NONINTEREST EXPENSES                      5,853,694    4,598,633     4,132,699
---------------------------------------------------------------------------------------------

         INCOME BEFORE INCOME TAXES                      3,323,685    2,626,725     1,845,996
INCOME TAXES                                             1,218,685      939,816       645,427
---------------------------------------------------------------------------------------------

         NET INCOME                                    $ 2,105,000    1,686,909     1,200,569
=============================================================================================

NET INCOME PER SHARE                                   $      3.84         3.12          2.37
=============================================================================================

AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                                547,900      540,001       506,497
=============================================================================================



See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      UNREALIZED
                                                                    ADDITIONAL                          GAINS
                                                  COMMON             PAID-IN         RETAINED        (LOSSES) ON        TREASURY
                                                   STOCK             CAPITAL         EARNINGS         SECURITIES          STOCK
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                        939,112         3,833,423       1,611,066            131,929            -

Dividends declared, $0.60 per share                   -                -             (300,509)             -                -

Exercise of stock options                            55,220           220,880           -                  -                -

Shares issued under employee benefit
  plan and dividend reinvestment plan                34,072           316,782           -                  -                -

Purchase of treasury shares                           -                -                -                  -             (1,327)

Change in unrealized gain (loss) on
  securities available-for-sale                       -                -                -               (584,951)           -

Net income                                            -                -            1,200,569              -                -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                      1,028,404         4,371,085       2,511,126           (453,022)        (1,327)

Dividends declared, $0.75 per share                   -                -             (397,128)             -                -

Exercise of stock options                            30,840           123,360           -                  -                -

Purchase of treasury shares                           -                -                -                  -             (1,000)

Sale of treasury shares                               -                   548           -                  -              2,327

Change in unrealized loss on
  securities available-for-sale                       -                -                -                444,865            -

Net income                                            -                -            1,686,909              -                -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                      1,059,244         4,494,993       3,800,907             (8,157)           -

Dividends declared, $1.00 per share                   -                -             (547,385)             -                -

Issuance of common stock                              3,584            50,176           -                  -                -

Exercise of stock options                            25,694           108,776           -                  -                -

Purchase of treasury shares                           -                -                -                  -            (40,983)

Shares issued under employee
  benefit plan                                       17,202           226,530           -                  -

Change in unrealized loss on
  securities available-for-sale                       -                -                -                (32,379)           -

Net income                                            -                -            2,105,000              -                -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                     $1,105,724         4,880,475       5,358,522            (40,536)       (40,983)
=================================================================================================================================


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                 1996              1995             1994
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                              $  2,105,000        1,686,909        1,200,569
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Deferred income tax benefit                            (117,000)        (117,000)        (110,000)
       Depreciation and amortization                           356,122          366,113          328,151
       Net securities gains                                    (83,126)          (1,986)          (3,142)
       Provision for loan losses                               485,000          374,000          307,000
       Net accretion of securities                            (106,613)         (77,646)        (111,904)
       Mortgage loans originated for sale                  (40,324,099)     (25,763,263)     (29,881,718)
       Proceeds from sale of mortgage loans                 39,686,899       25,405,147       30,796,160
       Increase in accrued interest receivable                (350,381)        (178,026)        (238,875)
       Increase in accrued interest payable                     24,202          126,991          117,798
       Increase in other liabilities                           215,871           55,779          244,708
       Other, net                                             (227,479)        (104,349)          85,730
--------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                1,664,396        1,772,669        2,734,477
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in federal funds sold                                  --               --            300,000
  Proceeds from sales of securities available-for-sale       3,428,727        1,417,813          660,662
  Maturities and redemptions of securities
     available-for-sale                                      2,128,530        1,660,240        1,437,418
  Maturities and redemptions of securities
     held-to-maturity                                             --            745,743          762,891
  Purchases of securities available-for-sale                (2,762,675)      (1,478,906)      (1,374,352)
  Purchases of securities held-to-maturity                        --           (617,177)      (5,232,114)
  Advances to limited liability company                         (2,662)        (485,157)            --
  Net increase in other loans                              (23,415,947)     (17,571,893)     (11,057,119)
  Purchases of premises and equipment, net                    (463,995)        (210,282)        (663,098)
--------------------------------------------------------------------------------------------------------
    NET CASH USED BY INVESTING ACTIVITIES                  (21,088,022)     (16,539,619)     (15,165,712)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                      15,253,430       14,972,753       12,064,429
  Increase in federal funds purchased                        3,450,000          280,000        1,120,000
  Increase (decrease) in advances
       from Federal Home Loan Bank                             (37,633)         (38,784)         259,576
  Proceeds from issuance of common stock                       431,962          154,200          626,954
  Purchase of treasury shares                                  (40,983)          (1,000)          (1,327)
  Proceeds from sale of treasury shares                           --              2,875             --
  Cash dividends paid                                         (547,385)        (397,128)        (300,509)
--------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES               18,509,391       14,972,916       13,769,123
--------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  DUE FROM BANKS                                              (914,235)         205,966        1,337,888
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                 4,512,673        4,306,707        2,968,819
--------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR                    $  3,598,438        4,512,673        4,306,707
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for interest                      $  4,605,281        3,614,227        2,255,029
  Cash paid during year for income taxes                  $  1,416,594        1,059,102          810,207
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
--------------------------------------------------------------------------------

  (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL
         Heritage Financial Services, Inc., through its subsidiary, Heritage Bank, provides a variety of banking and investment services to individuals and businesses from its seven locations in Clarksville and Montgomery County, Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans. The Bank provides investment services through Heritage Investment Center, Inc. and insurance services through Central Life Insurance Company, both wholly-owned subsidiaries of the Bank (see Note
         16). The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry. The significant policies are summarized as follows:

         PRINCIPLES OF CONSOLIDATION
         The accompanying consolidated financial statements include the accounts of Heritage Financial Services, Inc. (the Company), a one-bank holding company formed April 15, 1992, and its wholly-owned subsidiary, Heritage Bank (the Bank). Material intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS
         For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks".

         INVESTMENT SECURITIES
         Securities are classified into three categories: held-to-maturity
         (HTM), available-for-sale (AFS), and trading. Securities classified as held-to-maturity, which are those the Company has the positive intent and ability to hold to maturity, are reported at amortized cost. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. These securities are reported at fair value and include securities not classified as held-to-maturity or trading. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses are reported in earnings based on the adjusted cost of the specific security sold. The Company currently has no held-to-maturity or trading securities.

         LOANS
         Loans which management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balance. Interest on commercial and real estate loans is computed daily based on the principal amount outstanding. Interest on installment loans is recognized using both the interest method and a method which approximates the interest method. Loan origination fees in excess of related direct costs are deferred and recognized as an adjustment of yield using the interest method.

--------------------------------------------------------------------------------
                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         LOANS, CONTINUED
         A loan is considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating or adjusting a valuation allowance with a corresponding charge or credit to the provision for loan losses.

         The Company considers all loans on non-accrual status to be impaired. Interest accruals on loans are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected, or generally, when collection of principal or interest becomes 90 days or more past due. Management may make exceptions to this policy when the estimated net realizable value of the collateral is sufficient to recover the principal and interest balance. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

         MORTGAGE LOANS HELD FOR SALE
         Certain mortgage loans held for sale to permanent investors are stated at lower of cost or market in the aggregate with respect to the entire portfolio. At December 31, 1996, cost approximates the market value of such loans.

         ALLOWANCE FOR LOAN LOSSES
         The allowance for loan losses is established by charges to operations based on management's evaluation of the assets, economic conditions and other factors considered necessary to maintain the allowance at an adequate level. In evaluating the adequacy of the allowance, management makes certain estimates and assumptions which are susceptible to change in the near term. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Uncollectible loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

         PREMISES AND EQUIPMENT
         Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets.

         FORECLOSED AND REPOSSESSED ASSETS
         Real estate acquired through foreclosure is recorded at the lower of the outstanding loan amount or fair value, determined by appraisal, less estimated costs to sell, at the date of foreclosure. Other repossessed assets are recorded at the lower of the loan amount or fair value, determined by recognized industry standards at the date the properties are repossessed. Further declines in value, as well as losses resulting from disposition are charged to operations.

         PER SHARE AMOUNTS
         Earnings per share is calculated based on the weighted average number of shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options.

         MORTGAGE SERVICING RIGHTS
         Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122, among other provisions, requires the recognition of originated mortgage servicing rights (OMSRs) as assets by allocating the total cost incurred between the loan and the servicing right based on their fair value. To determine the fair value of the servicing rights created, the Company uses market prices under comparable servicing sale contracts. The OMSRs are being amortized as noninterest expense over the period of estimated net servicing revenues. The Company has no purchased mortgage servicing rights.

         STOCK-BASED COMPENSATION
         In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for awards granted in fiscal years beginning after December 31, 1995. The standard defines a fair value-based method of measuring employee stock options or similar equity instruments. Under this method, compensation cost is measured at the option grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. In lieu of recording the value of such options, the Company has elected to continue to measure compensation cost using APB Opinion 25 and to provide pro forma disclosures quantifying the difference between compensation cost included in reported net income and the related cost measured by such fair value-based method.

         INCOME TAXES
         The Company files a consolidated tax return with its subsidiary. Income taxes are allocated to members of the consolidated group on a separate return basis. Income taxes have been provided using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. These fair values are provided for disclosure purposes only and do not impact carrying values of financial statement amounts.

         Cash and Cash Equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

         Securities (including mortgage-backed securities) - Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans Receivable - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

         Deposit Liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of expected monthly maturities on time deposits.

         FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED Short-Term Borrowings - The carrying amounts of federal funds purchased approximate their fair values.

         Long-Term Borrowings - The fair values of advances from the Federal Home Loan Bank are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Accrued Interest - The carrying amounts of accrued interest approximate their fair values.

         Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

  (2)    RESTRICTED CASH BALANCES

         The Company's subsidiary bank is required to maintain reserves, in the form of cash and due from banks against its deposit liabilities. Aggregate reserves of $764,000 were required to be maintained to satisfy federal regulatory requirements at December 31, 1996.

  (3)    INVESTMENT SECURITIES

         The following table reflects the amortized cost and fair values of investment securities held at December 31, 1996 and 1995.

                                                           1996
         ----------------------------------------------------------------------------------
                                                        GROSS         GROSS
                                    AMORTIZED        UNREALIZED     UNREALIZED     FAIR
         AVAILABLE-FOR-SALE            COST             GAINS         LOSSES       VALUE
         ----------------------------------------------------------------------------------
          U.S. agencies            $11,446,346         26,608        132,153     11,340,801
          Mortgage-backed:
             U.S. agencies           4,230,377         52,500         78,686      4,204,191
          Tax-exempt securities      3,133,226         72,552          4,146      3,201,632
          Equity securities            398,100           --             --          398,100
         ----------------------------------------------------------------------------------
                                   $19,208,049        151,660        214,985     19,144,724
         ----------------------------------------------------------------------------------

                                                         1995
         ----------------------------------------------------------------------------------
                                                        GROSS         GROSS
                                    AMORTIZED        UNREALIZED    UNREALIZED      FAIR
         AVAILABLE-FOR-SALE           COST              GAINS         LOSSES       VALUE
         ----------------------------------------------------------------------------------
          U.S. agencies            $11,010,278         35,448        179,837     10,865,889
          Mortgage-backed:
             U.S. agencies           6,702,589        132,916         65,982      6,769,523
          Tax-exempt securities      3,780,702        107,409         42,229      3,845,882
          Equity securities            300,000           --             --          300,000
         ----------------------------------------------------------------------------------

                                   $21,793,569        275,773        288,048     21,781,294
         ----------------------------------------------------------------------------------

         The amortized cost and fair value of debt securities at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                       AMORTIZED        FAIR
                 Available-for-Sale:                      COST         VALUE
                                                     -------------------------
                Due in one year or less              $   660,066      659,493
                Due after one through five years       9,955,294    9,879,277
                Due after five through ten years       3,844,212    3,879,693
                Due after ten years                      120,000      123,970
                Mortgage-backed securities             4,230,377    4,204,191
                                                     ------------------------
                                                     $18,809,949   18,746,624
                                                     ========================

         Securities carried at $1,777,000 and $5,983,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

         Included in securities at December 31, 1996, are $2,031,606 in obligations of political subdivisions located within the state of Tennessee. Otherwise, the Company did not hold the securities of any single issuer, other than obligations of U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

         For the years ended December 31, 1996, 1995 and 1994, the Company had gross realized gains from sales of securities available-for-sale of $85,988, $3,142 and $18,658 respectively, and gross realized losses of $2,862, $827, and $0, respectively.

         As a result of a Special Report issued in November, 1995 by the FASB, the Company reassessed its classification of investment securities and transferred, at fair value, securities with an amortized cost of $10,721,000 from held-to-maturity to available-for-sale in December, 1995. The unrealized gain on these securities at the date of transfer was approximately $40,000.

  (4)    LOANS

         A summary of loans outstanding by category follows:

                                                       1996              1995
         ----------------------------------------------------------------------
         Real estate:
            1 to 4 family residential properties   $ 22,336,000      20,288,000
             construction                            16,729,000       9,164,000
             commercial                              26,077,000      20,663,000
         Commercial, financial and agricultural                      15,926,000
         Consumer                                                    14,572,610
         -----------------------------------------------------------------------
                                                    103,812,428     180,613,610
         Less unearned interest                         (35,000)        (44,000)
         -----------------------------------------------------------------------

                         Total loans               $103,777,428     180,569,610
         =======================================================================

         At December 31, 1996 and 1995, the Bank had loans amounting to $173,065 and $120,469, respectively that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $26,000 and $18,000 at December 31, 1996 and 1995, respectively. The average balance of these loans amounted to approximately $107,000, $41,000 and $202,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The amount of interest income recognized on these loans was not material to the Bank's results of operations.

         Certain parties (principally directors and officers of the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Bank in the ordinary course of business. The outstanding balances of such loans totaled $1,975,200 and $1,625,700 as of December 31, 1996 and 1995, respectively. During 1996, $2,436,200 of new loans were made and repayments amounted to $2,086,700. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

  (5)    COMMITMENTS AND CONTINGENT LIABILITIES

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with recourse. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and mortgage loans sold with recourse is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                                                                                CONTRACT OR
                                                                                  NOTIONAL
                                                                                   AMOUNT
                                                                                -----------

         Financial instruments whose contract amounts represent credit risk:
              Commitments to extend credit                                      $18,611,000
              Standby letters of credit                                             740,000

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
         Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. All letters of credit are due within one year or less of the original commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

         In connection with its mortgage banking activities, the Bank may be required to repurchase certain loans sold if they become delinquent within a specified period, generally no longer than 120 days. The number of loans the Bank has been required to repurchase since inception of the mortgage banking department has not been material.

         The Bank primarily serves customers located in Montgomery County, Tennessee and surrounding areas. As such, the Bank's loans, commitments, and stand-by letters of credit have been granted to customers in that area. The area's largest employer is the United States Army base at Fort Campbell which employs approximately 23,000 military personnel and 5,000 civilians. Concentrationof credit by type of loan is presented in Note 4.

         In the normal course of business, the Bank is involved in various legal proceedings. Management has concluded, based upon advice of counsel, that the result of these proceedings will not have a material effect on the Bank's financial condition or results of operations.

  (6)    ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are as follows:

                                                                   1996             1995            1994
          -------------------------------------------------------------------------------------------------
          BALANCE AT BEGINNING OF YEAR                         $ 1,267,252       1,022,732         794,663
             Provision charged to operating expenses               485,000         374,000         307,000
             Loan losses:
                 Loans charged off                                (244,581)       (149,605)        (95,881)
                 Recoveries on loans previously charged off         36,452          20,125          16,950
          -------------------------------------------------------------------------------------------------
          BALANCE AT END OF YEAR                               $ 1,544,123       1,267,252       1,022,732
          -------------------------------------------------------------------------------------------------

  (7)    PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

         Annual provisions for depreciation and amortization totaled $336,317, $353,381, and $321,162 for 1996, 1995 and 1994, respectively. The following is a summary of bank premises and equipment as of December 31, 1996 and 1995:

                                         1996          1995
         -----------------------------------------------------
          Land                        $  934,809       934,809
          Buildings                      884,868       882,159
          Furniture and equipment      1,531,771     1,381,860
          Leasehold improvements         348,010       338,691
          Construction in progress       293,299          --
         -----------------------------------------------------
                                       3,992,757     3,537,519
         Less allowance for
         depreciation and amortization 1,501,937     1,174,377
         -----------------------------------------------------
                                      $2,490,820     2,363,142
         =====================================================

         During 1996, construction was begun on a new main office building. Total expenditures for the building are expected to be approximately $4,000,000 with completion scheduled for early 1998.

         Rent expense for 1996, 1995 and 1994 was $246,994, $148,372, and
         $124,083, respectively. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1996 are as follows:

               Year Ending
               December 31,         Amount
               ------------         -------
                   1997            $378,337
                   1998             372,779
                   1999             286,885
                   2000             171,912
                   2001             102,417

  (8)    DEPOSITS

         A summary of deposits at December 31, 1996 and 1995 follows:

                                                             1996           1995
          -------------------------------------------------------------------------
          Noninterest-bearing demand                     $17,184,748     16,998,699
          Interest checking                                9,467,575      9,612,776
          Money market accounts                           20,755,654     18,439,472
          Savings                                          5,471,362      4,805,588
          Retirement accounts                              3,298,158      3,240,291
          Certificates of deposit of $100,000 or more      6,210,047      5,525,227
          Other time                                      52,924,064     41,436,125
          -------------------------------------------------------------------------
                                                        $115,311,608    100,058,178
         ==========================================================================

         Interest expense on deposits of $100,000 or more amounted to $382,048, $263,370 and $174,431 in 1996, 1995 and 1994, respectively.


  (9)    INCOME TAXES

         The provision for income taxes consists of the following:

                                                       1996              1995          1994
         --------------------------------------------------------------------------------------
          CURRENT:  Federal                        $ 1,118,052         877,376         624,101
                    State                              217,633         179,440         131,326
         --------------------------------------------------------------------------------------
             Total current                           1,335,685       1,056,816         755,427
         --------------------------------------------------------------------------------------
          DEFERRED: Federal                            (98,500)        (98,500)        (91,000)
                    State                              (18,500)        (18,500)        (19,000)
         --------------------------------------------------------------------------------------
             Total deferred                           (117,000)       (117,000)       (110,000)
         --------------------------------------------------------------------------------------
             Total provision for income taxes      $ 1,218,685         939,816         645,427
         ======================================================================================

         The sources of deferred income taxes (benefits) and the tax effect of each follows:

                                                         1996            1995            1994
         -------------------------------------------------------------------------------------
          Provision for loan losses                $   (98,500)        (84,000)        (98,000)
          Depreciation                                 (24,500)        (40,000)        (25,160)
          Organization costs                              --              --             8,400
          Other, net                                     6,000           7,000           4,760
         -------------------------------------------------------------------------------------
                                                   $  (117,000)       (117,000)       (110,000)
         =====================================================================================

         The tax effects of each type of temporary difference that gives rise to net deferred tax assets are as follows:

                                                     1996            1995
         -------------------------------------------------------------------
         Allowance for loan losses                $ 505,260         406,760
         Property and equipment                      61,500          37,000
         Other, net                                 (17,760)        (11,760)
         Unrealized losses on securities             22,797           4,211
         -------------------------------------------------------------------
                                                  $ 571,797         436,211
         ===================================================================

         A reconciliation of the provision for income taxes with the amount of income taxes computed at the federal statutory rate (34%) follows:

                                                                     1996          1995         1994
          ---------------------------------------------------------------------------------------------
          Tax expense at statutory rate                          $ 1,130,053      893,087      627,639
          Increase (decrease) in taxes resulting from:
             Tax exempt interest                                     (60,983)     (78,598)     (68,245)
             Disallowed interest expense                               8,895       11,768        8,500
             State income taxes, net of federal tax benefit          131,428      106,220       72,650
             Other, net                                                9,292        7,339        4,883
          ---------------------------------------------------------------------------------------------

               Total provision for income taxes                  $ 1,218,685      939,816      645,427
          ---------------------------------------------------------------------------------------------


  (10)   ADVANCES FROM FEDERAL HOME LOAN BANK

         The Bank participates in a program with the Federal Home Loan Bank
         (FHLB) of Cincinnati to provide funds to the public for affordable housing. The FHLB advances funds to the bank with the requirement that the advances be secured by qualifying loans, essentially one to four family residential mortgages. To participate in this program, the banks are required to be members of and own stock in the FHLB. The Bank owns $398,100 of such stock at December 31, 1996 to satisfy this requirement.

         At December 31, 1996, advances from the FHLB totaled $183,159. The interest rate on these advances ranged from 4.90% to 6.35%. Qualifying loans totaling $275,000 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 1996.

         Maturities of the FHLB advances are as follows:

                                                          1997        $ 38,808
                                                          1998          41,967
                                                          1999          21,469
                                                          2000          14,850
                                                          2001          25,680
                                                      Later years       40,385
                                                                      --------
                                                                      $183,159
                                                                      ========


  (11)    MORTGAGE SERVICING RIGHTS

          The outstanding balance of loans serviced for others was $3,054,000 and $681,000 at December 31, 1996 and 1995, respectively. Mortgage servicing rights of $33,100 were capitalized in 1996, and amortization of those rights amounted to approximately $1,000. The Company had no capitalized servicing rights prior to 1996.

  (12)    STOCK COMPENSATION PLANS

          The Company has two stock option plans, an Employee Stock Option Plan and an Incorporator Stock Option Plan, which are described below. As discussed in Note 1, The Company will continue to apply APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the Company's plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share for 1996 would have been reduced to the pro forma amounts indicated below:

                 Net Income:
                   As reported                       $2,105,000
                   Pro forma                          2,091,000
                 Earnings per Share:
                   As reported                       $     3.84
                   Pro forma                               3.83

          In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: dividend yield of 3.0 percent, expected volatility of 19 percent, risk free interest rate of 7.0 percent; and expected lives of 4.5 years. No options were granted in 1995. Pro forma disclosure is not required for 1994.

          Employee Stock Option Plan - Adopted in 1989, this plan provides for the granting of options to purchase up to 150,000 shares. The per-share exercise price of the options may not be less than the fair value of a share of common stock on the date the option is granted. Options become exercisable over a period not to exceed ten years and generally expire three months after employment is terminated.

          Incorporator Stock Option Plan - Adopted in 1989, this plan provides for the granting of options to purchase up to 35,000 shares for $10 per share (the fair value of the stock at the grant date). As of December 31, 1996, 35,000 shares have been granted, 33,197 have been exercised, and 1,803 shares are currently exercisable.

          A summary of the status of the Company's stock option plans for the three years ended December 31, 1996 and changes during those years is presented below.

                                                                                             WEIGHTED-
                                                                                              AVERAGE
                                                           TOTAL OPTION     EXERCISABLE       EXERCISE
                                                              SHARES          SHARES           PRICE
         ---------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1993            78,880           71,880            10.25
         Granted                                              5,000           -                 18.00
         Options which became exercisable                    -                 1,000            12.00
         Exercised                                          (27,610)         (27,610)           10.00
         --------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1994            56,270           45,270            11.07
         Options which became exercisable                    -                 1,500            14.00
         Exercised                                          (15,420)         (15,420)           10.00
         --------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1995            40,850           31,350            11.47
         Options which became exercisable                    -                 1.500            14.00
         Granted                                             10,050          -                  25.00
         Exercised                                          (12,847)         (12,847)           10.47
         --------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1996            38,053           20,003            15.38
         ============================================================================================

         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1996 is $9.42.

         The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 1996:

                                                    AVERAGE
             EXERCISE               NUMBER           REMAING          NUMBER
              PRICE              OUTSTANDING          LIFE          EXERCISABLE
       -----------------         -----------        ----------      -----------
               10                 16,003             2.5 years          16,003
               12                  7,000             3.5 years           3,000
               18                  5,000             7.3 years           1,000
               25                 10,050             6.6 years              -

       The effect of these options after applying the "treasury stock" method was to increase average common shares outstanding by 12,493 in 1996, 17, 414 in 1995, and 24,329 in 1994.


(13)   OTHER NONINTEREST INCOME AND EXPENSES

       Included in other noninterest income are fees for account receivable processing of $371,239 in 1996, $264,875 in 1995, and $151,709 in 1994.

       A summary of other noninterest expenses is as follows:

                                                    1996                 1995            1994
         ----------------------------------------------------------------------------------------
         Communications                       $     206,564              157,882         160,908
         Supplies                                   235,702              157,844         158,796
         FDIC and general insurance                  38,646              131,361         196,386
         Other                                      645,137              462,828         380,349
         ----------------------------------------------------------------------------------------

                                              $   1,126,049              909,915         896,439
         ========================================================================================


  (14)   EMPLOYEE BENEFITS

         During 1992 the Company established a noncontributory Employee Stock Ownership Plan ("ESOP"), which covers substantially all employees. Employer contributions to the ESOP are determined annually by the board of directors and amounted to $131,250 in 1996, $110,000 in 1995 and $80,000 in 1994.

         The Company does not provide postretirement or postemployment benefits other than those mentioned above.

  (15)   STOCKHOLDERS' EQUITY

         During 1993, the Company adopted a Dividend Reinvestment Plan whereby stockholders who own at least 100 shares of Company stock are allowed to reinvest cash dividends in common stock. Shares issued under this plan amounted to 9,286 in 1994. The Plan was suspended in 1995.

         Funds for cash distributions to shareholders and normal operating expenses of the Company are derived primarily from dividends from the subsidiary bank. The subsidiary is subject to federal and state statutes and regulations that impose restrictions on the amount of dividends that can be declared without prior regulatory approval. At December 31, 1996, approximately $5,600,000 of retained earnings was available for dividend declaration without prior regulatory approval.

         Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's subsidiary bank is required to meet specific capital adequacy guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial condition. The bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them.

         In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered "undercapitalized", "adequately capitalized", and "well capitalized". As of December 31, 1996 the most recent notification from the bank's regulatory authority categorized the bank as "well capitalized". There are no conditions or events since that notification that management believes have changed the bank's category.

         The bank's capital amounts and ratios at December 31, 1996 were as follows:

                                     REQUIRED
                                      TO BE               REQUIRED
                                    ADEQUATELY           TO BE WELL             BANK'S
                                   CAPITALIZED          CAPITALIZED             ACTUAL
         -----------------------------------------------------------------------------------
           Amount
         Tier I leverage                 5,238,000            6,604,000           10,403,000
         Tier I risk-based               4,177,000            6,266,000           10,403,000
         Total risk-based                8,354,000           10,442,800           11,711,000

           Ratio
         Tier I leverage                      4.00%                5.00%                7.88%
         Tier I risk-based                    4.00%                6.00%                9.96%
         Total risk-based                     8.00%               10.00%               11.21%

  (16)   BANK SUBSIDIARIES

         Heritage Investment Corporation (the Corporation) was incorporated March 1, 1995, as a wholly-owned subsidiary of Heritage Bank. The only asset of the Corporation is 40.5 percent of Bi-Banc Industrial Development, L.L.C. (the LLC). The purpose of the LLC is to build for speculative sale an industrial building in Clarksville, Tennessee. The Bank had advanced approximately $485,000 to the LLC as its share of construction costs at December 31, 1996. That amount is carried in the balance sheet in other assets. The building was complete and available for sale or lease at December 31, 1996.

         Heritage Investment Center (the Center) was incorporated June 28, 1995, as a wholly-owned subsidiary of Heritage Bank. On July 24, 1995, the Center purchased the assets of an investment brokerage business. Goodwill in the amount of $78,735 related to the purchase is being amortized over five years. The Center is engaged in investment brokerage activities under the broker/dealer relationship of Robert Thomas Securities.

         Central Life Insurance Company (Central) was incorporated December, 1996 as a wholly-owned subsidiary of Heritage Bank. Central has entered into a reinsurance arrangement and receives underwriting profits by providing life and disability insurance to borrowers of Heritage Bank. Management services are provided to Central through a third party.


  (17)   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair values of the Company's financial instruments are as follows:

                                                 DECEMBER 31, 1996                            DECEMBER 31, 1995
                                          ----------------------------------------------------------------------------------
                                                 CARRYING                 FAIR                CARRYING              FAIR
                                                  AMOUNT                 VALUE                AMOUNT                VALUE
                                          ----------------------------------------------------------------------------------
Financial assets:
   Cash and cash equivalents            $          3,598,438            3,598,438            4,512,673            4,512,673
   Securities                                     19,144,724           19,144,724           21,781,294           21,781,294
   Loans receivable                              103,777,428          104,730,000           80,569,610           80,700,000


Financial liabilities:
   Deposits                             $        115,311,608          115,546,000          100,058,178          100,110,000
   Federal funds purchased                         4,850,000            4,850,000            1,400,000            1,400,000
   FHLB advances                                     183,159              180,000              220,792              217,000

Off-balance sheet instruments:

                                               NOTIONAL               FAIR                    NOTIONAL          FAIR
                                                AMOUNT               VALUE                    AMOUNT            VALUE
                                          ----------------------------------------------------------------------------------
   Loan commitments                     $         18,611,000           -                    11,593,000           -
   Letters of credit                                 740,000           -                       992,000           -

  (18)   PARENT COMPANY FINANCIAL INFORMATION

         Following are condensed balance sheets of Heritage Financial Services, Inc. (parent company only) as of December 31, 1996 and 1995, and the related condensed statements of operations and cash flows for the three years ended December 31, 1996.

 CONDENSED BALANCE SHEETS
 DECEMBER 31,                                                      1996              1995
 --------------------------------------------------------------------------------------------
 ASSETS:
 Cash                                                           $   345,159           55,160
 Investment in subsidiary bank, at equity                        10,909,369        9,241,167
 Other assets                                                         9,674           50,760
 -------------------------------------------------------------------------------------------

           TOTAL ASSETS                                         $11,264,202        9,347,087
 ===========================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Other liabilities                                              $     1,000              100

 Stockholders' equity:
      Common stock, $2.00 par value                               1,105,724        1,059,244
      Additional paid-in capital                                  4,880,475        4,494,993
      Retained earnings                                           5,358,522        3,800,907
      Unrealized losses on AFS securities, net                      (40,536)          (8,157)
      Less treasury stock at cost                                   (40,983)             -
 -------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                 11,263,202        9,346,987
 -------------------------------------------------------------------------------------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $11,264,202        9,347,087
 ===========================================================================================


         CONDENSED STATEMENTS OF OPERATIONS
         YEARS ENDED DECEMBER 31,                              1996               1995                   1994
         ------------------------------------------------------------------------------------------------------
         INCOME:
              Dividends from subsidiary                   $  400,000              400,000              300,000
              Other income                                    12,381               12,505                 -
         ------------------------------------------------------------------------------------------------------
                   TOTAL INCOME                              412,381              412,505              300,000
         ------------------------------------------------------------------------------------------------------
         EXPENSES:
              Other expenses                                   3,962                9,253               17,711
         ------------------------------------------------------------------------------------------------------
         NET INCOME BEFORE INCOME TAXES AND EQUITY
            IN UNDISTRIBUTED INCOME OF SUBSIDIARY            408,419              403,252              282,289
         INCOME TAX EXPENSE (BENEFIT)                          4,000                  656               (6,000)
         ------------------------------------------------------------------------------------------------------
         NET INCOME BEFORE EQUITY IN
            UNDISTRIBUTED EARNINGS OF SUBSIDIARY             404,419              402,596              288,289
         EQUITY IN UNDISTRIBUTED EARNINGS
            OF SUBSIDIARY                                  1,700,581            1,284,313              912,280
         ------------------------------------------------------------------------------------------------------

         NET INCOME                                       $2,105,000            1,686,909            1,200,569
         ======================================================================================================

 CONDENSED STATEMENTS OF CASH FLOWS
 YEARS ENDED DECEMBER 31,                                           1996                1995              1994
 --------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                $ 2,105,000          1,686,909        1,200,569
      Adjustments to reconcile net income to
        net cash provided by operating activities:
        Equity in undistributed earnings
           of subsidiary                                         (1,700,581)        (1,284,313)        (912,280)
        Other, net                                                   41,986              8,884          (31,865)
---------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                          446,405            411,480          256,424
---------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                        431,962            154,200          626,954
      Purchase of treasury stock                                    (40,983)            (1,000)          (1,327)
      Proceeds from sale of treasury stock                             --                2,875             --
      Capital contributed to subsidiary                                --             (150,000)        (567,000)
      Cash dividends paid                                          (547,385)          (397,128)        (300,509)
---------------------------------------------------------------------------------------------------------------
 NET CASH USED BY FINANCING ACTIVITIES                             (156,406)          (391,053)        (241,882)
---------------------------------------------------------------------------------------------------------------
 NET INCREASE IN CASH                                               289,999             20,427           14,542
 CASH AT BEGINNING OF YEAR                                           55,160             34,733           20,191
---------------------------------------------------------------------------------------------------------------
 CASH AT END OF YEAR                                            $   345,159             55,160           34,733
---------------------------------------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information with respect to the directors and executive officers is incorporated herein by reference to the proxy statement relating to the annual meeting of shareholders to be held April 15, 1997.

Biographies of Executive Officers

Earl O. Bradley, III (age 41) has served as President, Chief Executive Officer and Director of the Bank since its formation in 1989. Mr. Bradley graduated form Austin Peay State University in 1977 with a B.S. degree in accounting. He is a licensed Certified Public Accountant and is a graduate of the University of Wisconsin School for Bank Administration and Tennessee Commercial Lending School held at Vanderbilt University.

John T. Halliburton (age 49) has served as Executive Vice President and Secretary of the Board since its formation in 1989. Mr. Halliburton graduated from Austin Peay State University in 1969 with a B.S. degree in business administration. He is a graduate of Tennessee Commercial Lending School held at Vanderbilt University.

Frank G. Wallace (age 46) has served as Vice President and Cashier of the Bank since 1989. In charge of operations, Mr. Wallace previously served as Vice President of Dominion Bank of Middle Tennessee. Mr. Wallace is a graduate of the School for Bank Administration at the University of Wisconsin and the Vanderbilt School of Banking.

J. Randal Clouser (age 43) has served as Vice President\Commercial Lending since 1990. A banker of 14 years, Mr. Clouser previously served as a commercial loan officer with Dominion Bank of Middle Tennessee. Mr. Clouser is a 1978 graduate of Austin Peay State University.

Paul E. Schaaf (age 56) has served as Vice President\Commercial Lending since 1991. A veteran banker of 31 years, Mr. Schaaf previously served as Senior Vice President of Dominion Bank of Middle Tennessee. Mr. Schaaf is a graduate of the School for Bank Administration at the Banking School of the South at Louisiana State University.

David L. Watson (age 54) has served as Vice President\Marketing since joining the Bank in 1994. Mr. Watson previously served as Vice President of Nationsbank of Tennessee, and is a graduate of Austin Peay State University. Mr. Watson has 17 years of banking experience with specific emphasis in marketing, employee training and consumer loan management.

Jack L. Graham (age 46) joined the Bank as Chief Financial Officer in 1995. Mr. Graham previously served as President, Chief Executive Officer and Director of Guaranty Federal Savings Bank in Clarksville, Tennessee. Mr. Graham is a licensed Certified Public Accountant and is a graduate of Western Kentucky University with bachelors' degrees in accounting and economics.

ITEM 10.  EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated herein by reference to the proxy statement relating to the annual meeting of shareholders to be held April 15, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement relating to the annual meeting of shareholders to be held April 15, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to certain relationships and related transactions is incorporated herein by reference to the proxy statement relating to the annual meeting of shareholders to be held April 15, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
       (1) Articles of Incorporation and Bylaws*
       (2) Annual Report to Shareholders
       (3) Financial Data Schedule (SEC Use only)

        * Incorporated herein by reference to the Preeffective Amendment No. 2 to the Form S-4 Registration Statement on Heritage Financial Service, Inc. filed with the Securities and Exchange Commission on January 23, 1992.

(b) No Reports on Form 8-K were filed during the 1996 calendar year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Financial Services, Inc.
---------------------------------
(Registrant)


By    Earl O. Bradley, III
      --------------------
      Earl O. Bradley, III
      President and Chief Executive Officer

Date  March 13, 1997
      --------------

By    Jack L. Graham
      -----------------------
      Jack L. Graham
      Chief Financial Officer

Date  March 13, 1997
      -----------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      John T. Halliburton            By    Jeffrey V. Bibb
        -------------------                  ---------------------
Date    March 13, 1997                 Date  March 13, 1997
        -------------------                  ---------------------


By      David R. Farris                By    James W. Russell, Sr.
        -------------------                  ---------------------
Date    March 13, 1997                 Date  March 13, 1997
        -------------------                  ---------------------