Form 10QSB
period 1997-03-31
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1997-05-07
CIK 883703

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997 Commission file number 33-45240



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

                             Yes      X         No
                                   -------           -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 554,011 shares as of April 29, 1997.


     Traditional small business disclosure format (check one):

                             Yes                No      X
                                   -------           -------

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                     INDEX




PART I.     FINANCIAL INFORMATION

     Item  1.    Financial Statements

                      Consolidated Balance Sheets                      3

                      Consolidated Statements of Operations            4

                      Consolidated Statements of Cash Flows            5

                      Notes to Consolidated Financial Statements       6

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   9

PART II.    OTHER INFORMATION                                         12

SIGNATURES                                                            13

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                           MARCH 31,          MARCH 31,      DECEMBER 31,
                                                             1997              1996              1996
                                                         ------------      -------------     -----------
                                                         (Unaudited)        (Unaudited)        (Note)
ASSETS:
Cash and due from banks                                   $   4,606         $   6,325         $   3,598
Securities available-for-sale, at fair value                 19,560            19,184            19,145
Mortgage loans held for sale                                  1,377             3,262             2,333
Loans                                                       108,852            84,904           103,777
Allowance for loan losses                                    (1,611)           (1,329)           (1,544)
                                                          ---------         ---------         ---------
Net loans                                                   107,241            83,575           102,233

Premises and equipment                                        2,716             2,357             2,491
Accrued interest receivable                                   1,193               972             1,293
Deferred income taxes                                           626               432               572
Foreclosed and repossessed assets                                66                17                73
Other assets                                                  1,068               971             1,045
                                                          ---------         ---------         ---------
TOTAL ASSETS                                              $ 138,453         $ 117,095         $ 132,783
                                                          =========         =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
   Noninterest-bearing                                    $  17,374         $  16,342         $  17,185
   Interest-bearing                                         105,067            86,576            98,127
                                                          ---------         ---------         ---------
Total deposits                                              122,441           102,918           115,312

Federal funds purchased                                       2,935             3,180             4,850
Advances from Federal Home Loan Bank                            173               212               183
Accrued interest payable                                        486               460               443
Other liabilities                                               703               476               732
                                                          ---------         ---------         ---------
TOTAL LIABILITIES                                           126,738           107,246           121,520



STOCKHOLDERS' EQUITY:
Common stock                                                  1,108             1,067             1,103
Additional paid-in capital                                    4,931             4,597             4,868
Retained earnings                                             5,806             4,284             5,333
Unrealized losses on securities
   available-for-sale, net                                     (130)              (99)              (41)
                                                          ---------         ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                   11,715             9,849            11,263
                                                          ---------         ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 138,453         $ 117,095         $ 132,783
                                                          =========         =========         =========

Common shares issued and outstanding                        554,011           533,853           551,387

(Note) The consolidated balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

                                                                Three Months Ended
                                                                    March 31,
                                                        ----------------------------
                                                            1997             1996
                                                        ------------      ----------
INTEREST INCOME:
Loans, including fees                                      $ 2,687         $ 2,200
Investment securities:
   Taxable                                                     246             239
   Tax-exempt                                                   39              47
                                                           -------         -------
    TOTAL INTEREST INCOME                                    2,972           2,486
                                                           -------         -------

INTEREST EXPENSE:
Deposits                                                     1,250           1,024
Other                                                           48              37
                                                           -------         -------
    TOTAL INTEREST EXPENSE                                   1,298           1,061
                                                           -------         -------

    NET INTEREST INCOME                                      1,674           1,425

Provision for loan losses                                      111             105
                                                           -------         -------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                 1,563           1,320
                                                           -------         -------

NONINTEREST INCOME:
Service charges on deposit accounts                            358             316
Mortgage banking activities                                    164             182
Net securities gains (losses)                                  (10)             74
Brokerage services                                              91              58
Premiums from life and disability insurance                     63              --
Other                                                          196             171
                                                           -------         -------
    TOTAL NONINTEREST INCOME                                   862             801
                                                           -------         -------

NONINTEREST EXPENSE:
Salaries and employee benefits                                 850             722
Occupancy                                                      130             113
Furniture and equipment                                        167             100
Data processing fees                                           109              94
Advertising and public relations                                76              69
Life and disability insurance benefits and expenses             54              --
Other                                                          292             244
                                                           -------         -------
    TOTAL NONINTEREST EXPENSES                               1,678           1,342
                                                           -------         -------

    INCOME BEFORE INCOME TAXES                                 747             779

Income taxes                                                   273             283
                                                           -------         -------
    NET INCOME                                             $   474         $   496
                                                           =======         =======

    NET INCOME PER SHARE                                   $  0.84         $  0.90
                                                           =======         =======

See notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

                                                                        Three Months Ended
                                                                              March 31,
                                                                    ------------------------
                                                                      1997            1996
                                                                    -------         --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    $ 1,706         $(1,020)
                                                                    -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of securities available-for-sale                    927           2,431
 Maturities and redemptions of securities available-for-sale             16             203
 Purchase of securities available-for-sale                           (1,477)            (73)
 Net increase in loans                                               (5,119)         (4,376)
 Purchases of premises and equipment                                   (317)            (82)
                                                                    -------         -------
NET CASH USED IN INVESTING ACTIVITIES                                (5,970)         (1,897)
                                                                    -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in deposits                                                 7,130           2,860
 Increase (decrease) in federal funds purchased                      (1,915)          1,780
 Decrease in advances from Federal Home Loan Bank                       (10)             (9)
 Proceeds from issuance of common stock                                  68             118
 Reacquisition of common stock                                           (1)            (20)
                                                                    -------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             5,272           4,729
                                                                    -------         -------

NET INCREASE IN CASH AND DUE FROM BANKS                               1,008           1,812
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                        3,598           4,513
                                                                    -------         -------
CASH AND DUE FROM BANKS AT END OF PERIOD                            $ 4,606         $ 6,325
                                                                    =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during period for interest                               $ 1,255         $ 1,020
 Cash paid during period for income taxes                           $   115         $   146

See notes to consolidated financial statements.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

Heritage Financial Services, Inc. (Heritage Financial or Company) through its subsidiary, Heritage Bank (the Bank) and its subsidiaries, provides a full range of banking services to individual and corporate customers in Montgomery County, Tennessee and the surrounding counties of Tennessee and Kentucky.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the 1996 annual report on Form 10-K. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year.

2.  Per Share Data

Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding common stock options. The weighted average number of shares outstanding including common stock equivalents for the three months ended March 31, 1997 and 1996, were 567,098 and 551,333, respectively.

3.  Investment Securities

The following table reflects the amortized cost and fair values of investment securities held at March 31, 1997, all of which are classified as available-for-sale.



                                           Gross         Gross
                         Amortized      Unrealized     Unrealized      Fair
                           Cost            Gains         Losses        Value
                         ---------      ----------     ----------    --------
                                        (in thousands)
U.S. agencies            $11,993          $   4        $ (205)        $11,792
Mortgage-backed:
  U.S. agencies            4,217             30           (83)          4,164
Tax-exempt securites       3,147             59            (7)          3,199
Equity securities            405              -             -             405
                         -------          -----        ------         -------
                         $19,762          $  93        $ (295)        $19,560
                         =======          =====        ======         =======

4.  Loans

A summary of loans outstanding by category follows:


                                                   March 31,        March 31,       December 31,
                                                    1997              1996              1996
                                                 -----------      -----------       -----------
Real Estate:                                                      (in thousands)
     1 to 4 family residential properties        $  24,135         $  20,129         $  22,336
     Construction                                   14,787            11,255            16,729
     Commercial                                     29,538            21,533            26,077
Commercial, financial and agricultural              21,239            16,365            20,291
Consumer                                            19,188            15,648            18,379
                                                 ---------         ---------         ---------
                                                   108,887            84,930           103,812
Less unearned interest                                 (35)              (26)              (35)
                                                 ---------         ---------         ---------
Total loans                                      $ 108,852         $  84,904         $ 103,777
                                                 =========         =========         =========



5.  Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                                              Three Months
                                                             Ended March 31,
                                                        -----------------------
                                                          1997           1996
                                                        -------         -------
                                                          (in thousands)
Balance at beginning of period                          $ 1,544         $ 1,267
   Provision charged to operations                          111             105
   Loan losses:
      Loans charged off                                     (54)            (44)
      Recoveries on loans previously charged off             10               1
                                                        -------         -------
Balance at end of period                                $ 1,611         $ 1,329
                                                        =======         =======




6.  Deposits

A summary of deposits follows:

                                                  March 31,          March 31,      December 31,
                                                    1997              1996              1996
                                                 ----------        ---------        ----------
                                                                (in thousands)
Noninterest-bearing demand                       $  17,374         $  16,342         $  17,185
Interest checking                                    9,653             9,658             9,468
Money market accounts                               20,667            18,579            20,756
Savings                                              5,296             4,737             5,471
Retirement accounts                                  3,398             3,219             3,298
Certificates of deposit of
  $100,000 or more                                   8,638             6,615             6,210
Other time deposits                                 57,415            43,768            52,924
                                                 ---------         ---------         ---------
                                                 $ 122,441         $ 102,918         $ 115,312
                                                 =========         =========         =========

7.  Stockholders' Equity

The Bank's capital amounts and ratios were as follows:


                                  March 31,            March 31,          December 31,
                                    1997                 1996                 1996
                               ----------------     ----------------     ----------------
                                                    (in thousands)
Amount:
       Tier 1 leverage              10,881               9,188                10,403
       Tier 1 risk-based            10,881               9,188                10,403
       Total risk-based             12,234              10,236                11,711
Ratio:
       Tier 1 leverage                7.88%               7.88%                 7.88%
       Tier 1 risk-based             10.08%              10.96%                 9.96%
       Total risk-based              11.33%              12.21%                11.21%


8.  Reclassifications

Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts and fees from mortgage banking activities and brokerage services. The Company's noninterest expenses consist primarily of employee compensation and benefits and other general and administrative expenses.


FINANCIAL CONDITION

EARNING ASSETS. Average earning assets of the Company for the first three months of 1997 increased 20%, or $20.9 million to $125.5 million from $104.6 million for the first three months of 1996. This compares to average earning asset growth of 18% for the first three months of 1996 over the first three months of 1995. The Company has maintained a consistently favorable ratio of average earning assets to average total assets of 94.2% and 94.0% for the first three months of 1997 and 1996, respectively.

A vibrant local economy has enabled the Company to achieve continued loan growth (the primary earning asset). Average loans for the first three months of 1997 increased 26%, or $22 million to $106.3 million from $84.3 million for the first three months of 1996. This compares to average loan growth of 27% for the first three months of 1996 over the same 1995 period. The changing mix of earning assets was favorable during the first three months of 1997. Average loans for the first three months of 1997 were 85% of total average earning assets, compared to 81% during the same 1996 period.

Average securities for the first three months of 1997 decreased 6%, or $1.2 million to $19.2 million from $20.4 million for the first three months of 1996. The Company sold $2.4 million of securities during the first three months of 1996 and realized securities gains of $74,000. Average securities declined for the first three months of 1997 and 1996 to fund loan growth.

FUNDING SOURCES. Management relies on local area deposits as a stable funding source. Average deposits for the first three months of 1997 increased 20%, or $19.4 million to $117.6 million from $98.2 million for the first three months of 1996. This compares to average deposit growth of 14% for the first three months of 1996 over the same period in 1995. The local deposit base is supplemented with alternative funding sources, Federal funds purchased and Federal Home Loan Bank advances, to fund loan growth. The average balances of Federal funds purchased and FHLB advances amounted to $3.3 million and $2.7 million for the first three months of 1997 and 1996, respectively. Due to the highly competitive local market for deposits, management anticipates increased use of alternative funding sources to partially fund loan growth.

NONPERFORMING ASSETS, PAST DUE LOANS, POTENTIAL PROBLEM ASSETS AND THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding the Company's nonperforming assets, past due loans, potential problem assets and the allowance for loan losses:

                                                       March 31,    March 31,   December 31,
                                                         1997         1996         1996
                                                       --------     --------    -----------
                                                                 (in thousands)
Nonperforming assets:
      Nonaccrual loans                                   $241         $120         $173
      Restructured loans                                   85           63           86
      Foreclosed and repossessed assets                    66           44           74
                                                         ----         ----         ----
                Total nonperforming assets               $392         $227         $333
                                                         ====         ====         ====

Accruing loans that are contractually
      past due 90 days or more                           $202         $  6         $935
                                                         ====         ====         ====
Potential problem assets not included
      in nonperforming assets                            $648         $487         $766
                                                         ====         ====         ====

Nonperforming assets to loans and
      foreclosed and repossessed assets                  0.36%        0.26%        0.31%
Allowance for loan losses to portfolio loans             1.48%        1.57%        1.49%
Allowance for loan losses to nonperforming assets         411%         585%         464%
Allowance for loan losses to nonperforming
      assets and potential problem loans                  155%         186%         140%





CAPITAL. Because of solid performance and conservative capital management, the Company has a strong capital position. Stockholders' equity was $11.7 million or 8.46% of total assets at March 31, 1997, compared to $11.3 million or 8.48% at December 31, 1996, and $9.8 million or 8.41% at March 31, 1996.

RESULTS OF OPERATIONS

For the first three months of 1997, the Company reported net income of $474,000, compared to $496,000 for the first three months of 1996. Net income per share for the first three months of 1997, decreased 9% to $.84, from $.90 for the same 1996 period. Securities gains and losses contributed to the reduction in per share net income between the two periods by decreasing per share net income $(.01) during the 1997 period and increasing per share net income $.09 during the 1996 period.

Annualized return on average stockholders' equity for the first three months of 1997 was 16.67% compared to 20.33% for the same 1996 period. Annualized return on average assets for the first three months of 1997 was 1.44% compared to 1.78% for the same 1996 period.

NET INTEREST INCOME. For the three months ended March 31, 1997, net interest income on a fully taxable equivalent (TE) basis increased 17% or $246,000 to $1,687,000 as compared to $1,441,000 for the three months ended March 31, 1996. This increase is due to the increase in average earning assets. Average earnings assets for the first three months of 1997 increased $20.9 million or 20%, while the net interest margin decreased from 5.54% for the 1996 period to 5.45% for the 1997 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $111,000 and $105,000 for the first three months of 1997 and 1996, respectively. Annualized net chargeoffs to average loans outstanding was .17% ($44,000) and .21% ($43,000) for the 1997 and 1996 periods, respectively.

NONINTEREST INCOME. For the first three months of 1997, noninterest income increased 8% or $61,000 as compared to the same period in 1996. Excluding securities gains or losses, noninterest income contributed 34% of tax equivalent income for the first three months of both 1997 and 1996.

NONINTEREST EXPENSE. For the first three months of 1997, noninterest expense increased 25% or $336,000 as compared to the same period in 1996. Annualized as a percentage of average assets, noninterest expense was 5.11% and 4.85% for the first three months of 1997 and 1996, respectively.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 37% and 36% for the first three months of 1997 and 1996, respectively.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
PART II - OTHER INFORMATION



Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K
            (a)     No exhibits required

            (b) There have been no reports filed on form 8-K during the quarterly period ended March 31, 1997

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY




     In accordance with the requirements of the Exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       HERITAGE FINANCIAL SERVICES, INC.
                                  (Registrant)


Date MAY 1, 1997                          By EARL O. BRADLEY, III
     -------------------------------         ------------------------------
                                             Earl O. Bradley, III
                                             President and Chief
                                             Executive Officer



Date MAY 1, 1997                          By JACK L. GRAHAM
     -------------------------------         ------------------------------
                                             Jack L. Graham
                                             Senior Vice President and
                                             Chief Financial Officer