Form 10QSB
period 1997-06-30
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1997-08-11
CIK 883703

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30, 1997 Commission file number 33-45240



                        HERITAGE FINANCIAL SERVICES, INC.
        (exact name of Small Business Issuer as Specified in Its Charter)


          TENNESSEE                                        62-1484807
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                25 JEFFERSON STREET, CLARKSVILLE, TENNESSEE 37040
                    (Address of Principal Executive Offices)


          Issuer's telephone number, including area code: (615)553-0500


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ____X____ No _________


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 552,226 shares as of July 29, 1997.

         Traditional small business disclosure format (check one):

                           Yes _________ No ____X____

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

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                          JUNE 30,            JUNE 30,          DECEMBER 31,
                                                            1997                1996                1996
                                                     ----------------     ----------------     --------------
                                                        (Unaudited)           (Unaudited)            (Note)
ASSETS:
Cash and due from banks                              $          4,639     $          3,737     $        3,598
Securities available-for-sale, at fair value                   19,670               18,214             19,145
Mortgage loans held for sale                                    2,336                2,573              2,333
Loans                                                         119,271               92,079            103,777
Allowance for loan losses                                      (1,700)              (1,430)            (1,544)
                                                     ----------------     ----------------     --------------
Net loans                                                     117,571               90,649            102,233

Premises and equipment                                          3,081                2,296              2,491
Accrued interest receivable                                     1,436                1,053              1,293
Deferred income taxes                                             566                  550                572
Foreclosed and repossessed assets                                 157                   53                 73
Other assets                                                      928                  918              1,045
                                                     ----------------     ----------------     --------------
TOTAL ASSETS                                         $        150,384     $        120,043     $      132,783
                                                     ================     ================     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
    Noninterest-bearing                              $         18,040     $         16,040     $       17,185
    Interest-bearing                                          107,047               88,638             98,127
                                                     ----------------     ----------------     --------------
Total deposits                                                125,087              104,678            115,312

Federal funds purchased                                         2,910                4,065              4,850
Advances from Federal Home Loan Bank                            8,819                  202                183
Accrued interest payable                                          534                  414                443
Other liabilities                                                 699                  426                732
                                                     ----------------    -----------------    ---------------
TOTAL LIABILITIES                                             138,049              109,785            121,520



STOCKHOLDERS' EQUITY:
Common stock                                                    1,106                1,067              1,103
Additional paid-in capital                                      4,921                4,593              4,868
Retained earnings                                               6,331                4,826              5,333
Unrealized losses on securities
    available-for-sale, net                                       (23)                (228)               (41)
                                                     ----------------     ----------------    ---------------
TOTAL STOCKHOLDERS' EQUITY                                     12,335               10,258             11,263
                                                     ----------------     ----------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $        150,384     $        120,043    $       132,783
                                                     ================     ================    ===============

Common shares issued and outstanding                          552,748              533,475            551,367

(Note) The consolidated balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                        -----------------------    -----------------------
                                                           1997        1996          1997         1996
                                                        ----------- -----------    ----------  -----------
INTEREST INCOME:
Loans, including fees                                   $     2,997 $     2,365    $    5,684  $     4,565
Investment securities:
   Taxable                                                      250         223           496          462
   Tax-exempt                                                    40          45            79           92
                                                        ----------- -----------    ----------  -----------
       TOTAL INTEREST INCOME                                  3,287       2,633         6,259        5,119
                                                        ----------- -----------    ----------  -----------

INTEREST EXPENSE:
Deposits                                                      1,337       1,081         2,587        2,105
Other                                                            90          40           138           77
                                                        ----------- -----------    ----------  -----------
    TOTAL INTEREST EXPENSE                                    1,427       1,121         2,725        2,182
                                                        ----------- -----------    ----------  -----------

    NET INTEREST INCOME                                       1,860       1,512         3,534        2,937

Provision for loan losses                                       167         110           278          215
                                                        ----------- -----------    ----------  -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                1,693       1,402         3,256        2,722
                                                        ----------- -----------    ----------  -----------

NONINTEREST INCOME:
Service charges on deposit accounts                             376         348           734          664
Mortgage banking activities                                     201         215           365          397
Net securities gains (losses)                                     -           3           (10)          77
Brokerage services                                               75          88           166          146
Premiums from life and disability insurance                      82           -           145            -
Other                                                           193         221           389          392
                                                        ----------- -----------    ----------  -----------
    TOTAL NONINTEREST INCOME                                    927         875         1,789        1,676
                                                        ----------- -----------    ----------  -----------

NONINTEREST EXPENSE:
Salaries and employee benefits                                  863         775         1,713        1,497
Occupancy                                                       130         120           260          233
Furniture and equipment                                         181          93           348          193
Data processing fees                                            121         100           230          194
Advertising and public relations                                 73          83           149          152
Life and disability insurance benefits and expenses              62           -           116            -
Other                                                           286         240           578          484
                                                        ----------- -----------    ----------  -----------
    TOTAL NONINTEREST EXPENSES                                1,716       1,411         3,394        2,753
                                                        ----------- -----------    ----------  -----------

    INCOME BEFORE INCOME TAXES                                  904         866         1,651        1,645

Income taxes                                                    329         317           602          600
                                                        ----------- -----------    ----------  -----------
    NET INCOME                                          $       575 $       549    $   1,049   $     1,045
                                                        =========== ===========    ==========  ===========

    NET INCOME PER SHARE                                $      1.01 $      0.99    $     1.85  $      1.89
                                                        =========== ===========    ==========  ===========

See notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                           ------------------------------
                                                                               1997            1996
                                                                           --------------  --------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           $        1,401  $          169
                                                                           --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of securities available-for-sale                              927           3,429
     Maturities and redemptions of securities available-for-sale                      704           1,006
     Purchase of securities available-for-sale                                     (2,079)         (1,063)
     Net increase in loans                                                        (15,615)        (11,561)
     Purchases of premises and equipment                                             (773)           (109)
                                                                           --------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                                             (16,836)         (8,298)
                                                                           --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits                                                           9,775           4,620
     Net increase (decrease) in short-term borrowings                              (1,930)          2,665
     Proceeds from long-term borrowings                                             8,646               -
     Repayments of long-term borrowings                                               (20)            (19)
     Proceeds from issuance of common stock                                            68             118
     Reacquisition of common stock                                                    (63)            (31)
                                                                           --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          16,476           7,353
                                                                           --------------  --------------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                  1,041            (776)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                      3,598           4,513
                                                                           --------------  --------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                   $        4,639  $        3,737
                                                                           ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during period for interest                                  $        2,676  $        2,187
     Cash paid during period for income taxes                              $          694  $          728


See notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  BASIS OF PRESENTATION

Heritage Financial Services, Inc. (Heritage Financial or Company) through its subsidiary, Heritage Bank (the Bank) and its subsidiaries, provides a full range of banking services to individual and corporate customers in Montgomery County, Tennessee and the surrounding counties in Tennessee and Kentucky.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the 1996 annual report on Form 10-KSB. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the entire year.

2.  PER SHARE DATA

Net income per share is determined by dividing net income by the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding common stock options. The weighted average number of shares outstanding including common stock equivalents for the six months ended June 30, 1997 and 1996, were 567,986 and 552,979, respectively.

3.  INVESTMENT SECURITIES

The following table reflects the amortized cost and fair values of investment securities held at June 30, 1997, all of which are classified as available-for-sale.

                                              Gross            Gross
                          Amortized        Unrealized       Unrealized          Fair
                            Cost             Gains            Losses            Value
                         ------------     -------------     ------------     ------------
                                                 (in thousands)
U.S. agencies            $     11,497     $          29     $       (113)    $     11,413
Mortgage-backed:
    U.S. agencies               4,167                47              (69)           4,145
Tax-exempt securities           3,258                73               (2)           3,329
Equity securities                 783                 -                -              783
                         ------------     -------------     ------------     ------------
                         $     19,705     $         149     $       (184)    $     19,670
                         ============     =============     ============     ============

4.  LOANS

A summary of loans by category follows:

                                                June 30,             June 30,            December 31,
                                                  1997                 1996                  1996
                                             ----------------     ----------------     -----------------
                                                                  (in thousands)
Real estate:
     1-4 family residential properties       $         27,205     $         20,073     $          22,336
     Construction                                      17,448               14,384                16,729
     Commercial                                        31,394               23,796                26,077
Commercial, financial and agricultural                 22,139               17,219                20,291
Consumer                                               21,141               16,620                18,379
                                             ----------------     ----------------     -----------------
                                                      119,327               92,092               103,812
Less unearned interest                                    (56)                 (13)                  (35)
                                             ----------------     ----------------     -----------------
Total loans                                  $        119,271     $         92,079     $         103,777
                                             ================     ================     =================


5.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                            Three Months                 Six Months
                                                           Ended June 30,              Ended June 30,
                                                    --------------------------------------------------------
                                                       1997          1996           1997            1996
                                                    ------------  ------------   ------------    -----------
Balance at beginning of period                      $      1,611  $      1,330   $      1,544    $     1,267
     Provision charged to operations                         167           110            278            215
     Loan losses:
         Loans charged off                                   (83)          (18)          (137)           (61)
         Recoveries on loans previously charged off            5             8             15              9
                                                    ------------  ------------   ------------    -----------
Balance at end of period                            $      1,700  $      1,430   $      1,700    $     1,430
                                                    ============  ============   ============    ===========


6.  DEPOSITS

A summary of deposits follows:

                                                  June 30,             June 30,          December 31,
                                                    1997                1996                 1996
                                               ---------------     ----------------     ----------------
                                                                    (in thousands)
Noninterest-bearing demand                     $        18,040     $         16,040     $         17,185
Interest checking                                        9,666                8,052                9,468
Money market accounts                                   20,404               19,130               20,756
Savings                                                  5,223                4,890                5,471
Retirement accounts                                      3,528                3,204                3,298
Certificates of deposit of $100,000 or more              8,165                6,842                6,210
Other time deposits                                     60,061               46,520               52,924
                                               ---------------     ----------------     ----------------
                                               $       125,087     $        104,678     $        115,312
                                               ===============     ================     ================

7.  STOCKHOLDERS' EQUITY

The Bank's capital amounts and ratios were as follows:

                                 June 30,          June 30,         December 31,
                                  1997               1996               1996
                                ----------        ----------       ------------
                                                (in thousands)
Amount:
      Tier 1 leverage             11,462              9,736            10,403
      Tier 1 risk-based           11,462              9,736            10,403
      Total risk-based            12,956             10,909            11,711
Ratio:
      Tier 1 leverage              7.65%              8.14%             7.88%
      Tier 1 risk-based            9.60%             10.40%             9.96%
      Total risk-based            10.86%             11.65%            11.21%


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

FINANCIAL CONDITION

EARNING ASSETS. Average earning assets of the Company for the first six months of 1997 increased 22%, or $23.5 million, to $130.4 million from $106.9 million for the first six months of 1996. This compares to average earning asset growth of 18% for the first six months of 1996 over the first six months of 1995. The Company has maintained a consistently favorable ratio of average earning assets to average total assets of 94.3% and 94.2% for the first six months of 1997 and 1996, respectively.

A vibrant local economy has enabled the Company to achieve continued loan growth (the primary earning asset). Average loans for the first six months of 1997 increased 27%, or $23.7 million, to $111.2 million from $87.5 million for the first six months of 1996. This compares to average loan growth of 29% for the first six months of 1996 over the same 1995 period. The changing mix of earning assets was favorable during the first six months of 1997. Average loans for the first three months of 1997 were 85% of total average earning assets, compared to 82% during the same 1996 period.

Average securities for the first six months of 1997 were 15% of total average earning assets, compared to 18% during the same 1996 period. Average securities declined for the first six months of 1997 and 1996 to fund loan growth.

PREMISES AND EQUIPMENT. Premises and equipment increased $590,000 during the first six months of 1997. This increase is primarily attributable to the construction of the new main office building scheduled for completion in the spring of 1998, with an estimated construction cost of $4 million.

FUNDING SOURCES. Management relies on local area deposits as its primary funding source. Average deposits for the first six months of 1997 increased 21%, or $20.7 million, to $120.8 million from $100.1 million for the first six months of 1996. This compares to average deposit growth of 14% for the first six months of 1996 over the same period in 1995. The local deposit base is supplemented with alternative funding sources, Federal funds purchased and Federal Home Loan Bank
(FHLB) advances, to fund loan growth. During the second quarter of 1997, the Company borrowed $8.6 million of long-term FHLB advances to fund loan growth. the average balances of Federal funds purchased and FHLB advances amounted to $5 million and $2.8 million for the first six months of 1997 and 1996, respectively. Due to the highly competitive local market for deposits, management anticipates increased use of alternative funding sources to partially fund loan growth.

NONPERFORMING ASSETS, PAST DUE LOANS, POTENTIAL PROBLEM ASSETS AND THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding the Company's nonperforming assets, past due loans, potential problem assets and the allowance for loan losses:

                                                          June 30,             June 30,           December 31,
                                                            1997                 1996                 1996
                                                       ---------------     ----------------     ----------------
                                                                            (in thousands)
Nonperforming assets:
     Nonaccrual loans                                  $           185     $             58     $            173
     Restructured loans                                             83                   62                   87
     Foreclosed and repossessed assets                             157                   53                   73
                                                       ---------------     ----------------     ----------------
      Total nonperforming assets                       $           425     $            173     $            333
                                                       ===============     ================     ================

Accruing loans that are contractually
     past due 90 days or more                          $           289     $            163     $            935
                                                       ===============     ================     ================
Potential problem assets not included
     in nonperforming assets                           $         1,506     $            620     $            766
                                                       ===============     ================     ================

Nonperforming assets to loans and
     foreclosed and repossessed assets                           0.35%                0.18%                0.31%
Allowance for loan losses to portfolio loans                     1.43%                1.55%                1.49%
Allowance for loan losses to nonperforming assets                 400%                 827%                 464%
Allowance for loan losses to nonperforming
     assets and potential problem loans                            88%                 180%                 140%


CAPITAL. Stockholders' equity to total assets was $12.3 million, or 8.20%, at June 30, 1997, compared to $11.3 million, or 8.48%, at December 31, 1996, and $10.3 million, or 8.55%, at June 30, 1996. On June 30, 1997, Heritage Bank had sufficient capital to qualify as well-capitalized institutions under the regulatory capital standards.

RESULTS OF OPERATIONS

Net income for the second quarter of 1997 was $575,000, or $1.01 per share, compared to $549,000, or $.99 per share, in the second quarter of 1996. Return on average assets was 1.60% and return on average equity was 19.09% for the second quarter of 1997 compared with 1.89% and 21.53%, respectively, for the same period in 1996.

For the first six months, net income in 1997 totaled $1,049,000, or $1.85 per share, compared with $1,045,000, or $1.89 per share, for the same period in 1996. Return on average assets for the first half of 1997 was 1.52% and return on average equity was 17.79%, compared with 1.84% and and 20.96%, respectively, for the same period in 1996.

NET INTEREST INCOME. For the second quarter of 1997, net interest income, on a taxable equivalent basis, increased 23%, or $346,000, over the second quarter of 1996. For the first six months of 1997, net interest income, on a taxable equivalent basis, increased 20%, or $588,000, over the same 1996 period. These increases were due to a larger balance sheet with increased levels of average earning assets. For the second quarter of 1997, average earning assets increased 24%, or $26 million, while the net interest margin decreased 6 basis points from 5.63% to 5.57%, as compared to the same period in 1996. For the first six months of 1997, average earning assets increased 22%, or $23.5 million, while the net interest margin decreased 8 basis points from 5.60% to 5.52%, as compared to the same period last year.

Net interest income is the amount of income generated by earning assets reduced by the interest cost of funding those assets. Net interest margin is computed by dividing net interest income (on a taxable equivalent basis) by average earning assets.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased 52% from $110,000 for the second quarter of 1996 to $167,000 for the second quarter of 1997. For the first six months of 1997, the provision increased 29% over the same period last year. The higher provision reflects a higher level of allowance for loan losses commensurate with loan growth. In addition, the level of provision was increased due to inherent losses reflecting economic trends. The annualized ratio of net chargeoffs to average loans increased to .27% for the second quarter of 1997 compared with .05% for the same period in 1996. For the first six months of 1997, the annualized ratio of net chargeoffs to average loans increased to .22% from .12% for the same period last year.

NONINTEREST INCOME. For the second quarter of 1997, noninterest income (excluding securities gains or losses) grew 6%, or $55,000, from the same period in 1996. Excluding securities gains or losses, noninterest income contributed 33% and 36% of taxable equivalent revenues for the second quarter of 1997 and 1996, respectively.

For the first six months of 1997, noninterest income (excluding securities gains or losses) increased 13%, or $200,000, over the same period last year. Excluding securities gains or losses, noninterest income contributed 34% and 35% of taxable equivalent revenues for the first six months of 1997 and 1996, respectively.

NONINTEREST EXPENSE. Total noninterest expense for the second quarter of 1997, increased 22%, or $305,000, over the same period in 1996. Salaries and benefits, the largest category, increased 11%, or $88,000. Furniture and equipment expense increased 95%, or $88,000. Management expected a significant increase in equipment expense in 1997, due to additional lease expense for automated teller machines and advanced technological equipment. Also, for the 1997 period, the Company incurred $62,000 of expense related to the Bank's reinsurance subsidiary which began operations in December, 1996.

For the first six months of 1997, noninterest expense increased 23%, or $641,000, over the same period last year. Salaries and benefits increased 14%, or $216,000; furniture and equipment expense increased 80%, or $155,000; and the reinsurance subsidiary incurred $116,000 of expense.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 36% for the 1997 and 1996 periods.

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

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
            (a)   Exhibit 27 Financial Data Schedule (for SEC use only)

            (b) There have been no reports filed on form 8-K during the quarterly period ended June 30, 1997

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HERITAGE FINANCIAL SERVICES, INC.
                                                       (Registrant)



Date      July 29, 1997                       By    Earl O. Bradley, III
          -------------                             --------------------
                                                    Earl O. Bradley, III
                                                    President and Chief
                                                    Executive Officer



Date       July 29, 1997                       By   Jack L. Graham
           -------------                            --------------
                                                    Jack L. Graham
                                                    Senior Vice President
                                                    and Chief Financial Officer