Form 10QSB
period 1997-09-30
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1997-11-03
CIK 883703

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                              ------------------
                        Commission file number  33-45240
                                               ----------


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

                            Yes      X    No
                                ----- ---   -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 552,086 shares as of October 27, 1997.

         Traditional small business disclosure format (check one):

                           Yes      No    X
                               ----   ----  ------

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

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                               SEPTEMBER 30,      SEPTEMBER 30,   DECEMBER 31,
                                                    1997              1996           1996
                                               -------------      ------------    ------------
                                                (Unaudited)        (Unaudited)      (Note)
ASSETS:
Cash and due from banks                           $  4,309          $  3,668       $  3,598
Securities available-for-sale, at fair value        19,249            18,841         19,145
Mortgage loans held for sale                         1,709             4,248          2,333
Loans                                              128,301            96,575        103,777
Allowance for loan losses                           (1,764)           (1,485)        (1,544)
                                                  --------          --------       --------
Net loans                                          126,537            95,090        102,233

Premises and equipment                               3,870             2,327          2,491
Accrued interest receivable                          1,382             1,189          1,293
Deferred income taxes                                  528               514            572
Foreclosed and repossessed assets                      140                61             73
Other assets                                           955               816          1,045
                                                  --------          --------       --------
TOTAL ASSETS                                      $158,679          $126,754       $132,783
                                                  ========          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
  Noninterest-bearing                             $ 17,268          $ 16,526       $ 17,185
  Interest-bearing                                 112,434            94,845         98,127
                                                  --------          --------       --------
Total deposits                                     129,702           111,371        115,312

Federal funds purchased                              5,600             3,250          4,850
Advances from Federal Home Loan Bank                 8,952               193            183
Accrued interest payable                               577               450            443
Other liabilities                                      881               588            732
                                                  --------          --------       --------
TOTAL LIABILITIES                                  145,712           115,852        121,520

STOCKHOLDERS' EQUITY;
Common stock                                         1,104             1,070          1,103
Additional paid-in capital                           4,916             4,642          4,868
Retained earnings                                    6,903             5,350          5,333
Unrealized gains (losses) on securities
  available-for-sale, net                               44              (160)           (41)
                                                  --------          --------       --------
TOTAL STOCKHOLDERS' EQUITY                          12,967            10,902         11,263
                                                  --------          --------       --------
TOTAL Liabilities AND STOCKHOLDERS' EQUITY        $158,679          $126,754       $132,783
                                                  ========          ========       ========
Common shares issued and outstanding               552,086           535,066        551,367

(Note) The consolidated balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)


                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                             -----------------       -----------------
                                                             1997        1996        1997        1996
                                                             ----        ----        ----        ----
INTEREST INCOME:
Loans, including fees                                       $3,284      $2,544      $8,968      $7,109
Investment securities:
  Taxable                                                      262         235         758         697
  Tax-exempt                                                    41          41         120         133
                                                            ------      ------      ------      ------
    TOTAL INTEREST INCOME                                    3,587       2,820       9,846       7,939
                                                            ------      ------      ------      ------

INTEREST EXPENSE:
Deposits                                                     1,419       1,174       4,006       3,279
Other                                                          149          39         287         116
                                                            ------      ------      ------      ------
    TOTAL INTEREST EXPENSE                                   1,568       1,213       4,293       3,395
                                                            ------      ------      ------      ------
    NET INTEREST INCOME                                      2,019       1,607       5,553       4,544

Provision for loan losses                                      187         150         465         365
                                                            ------      ------      ------      ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                  1,832       1,457       5,088       4,179
                                                            ------      ------      ------      ------
NONINTEREST INCOME:
Service charges on deposit accounts                            407         352       1,141       1,016
Mortgage banking activities                                    169         270         534         667
Net securities gains (losses)                                    1           -          (9)         77
Brokerage services                                             107          77         273         223
Premiums from life and
  disability insurance                                          59           -         204           -
Other                                                          187         204         576         596
                                                            ------      ------      ------      ------
  TOTAL NONINTEREST INCOME                                     930         903       2,719       2,579
                                                            ------      ------      ------      ------
NONINTEREST EXPENSE:
Salaries and employee benefits                                 937         846       2,650       2,343
Occupancy                                                      146         124         406         357
Furniture and equipment                                        190         109         538         302
Data processing fees                                           121         109         351         303
Advertising and public relations                                59          64         208         216
Life and disability insurance benefits and expenses             37           -         153           -
Other                                                          331         270         909         754
                                                            ------      ------      ------      ------
  TOTAL NONINTEREST EXPENSES                                 1,821       1,522       5,215       4,275
                                                            ------      ------      ------      ------
  INCOME BEFORE INCOME TAXES                                   941         838       2,592       2,483

Income taxes                                                   344         310         946         910
                                                            ------      ------      ------      ------
  NET INCOME                                                $  597      $  528      $1,646      $1,573
                                                            ======      ======      ======      ======
  NET INCOME PER SHARE                                      $ 1.05      $ 0.95      $ 2.89      $ 2.84
                                                            ======      ======      ======      ======

See notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              -------------------
                                                                1997       1996
                                                               -----       ----
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              $  3,127   $   (633)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities available-for-sale              927      3,429
  Maturities and redemptions of securities available-for-sale    1,543      1,018
  Purchase of securities available-for-sale                     (2,345)    (1,563)
  Net increase in loans                                        (24,768)   (16,152)
  Purchases of premises and equipment                           (1,655)      (214)
                                                              --------   --------
NET CASH USED IN INVESTING ACTIVITIES                          (26,298)   (13,482)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                          14,390     11,314
  Net increase in short-term borrowings                            903      1,850
  Proceeds from long-term borrowings                             8,646          -
  Repayments of long-term borrowings                               (30)       (28)
  Proceeds from issuance of common stock                            68        172
  Reacquisition of common stock                                    (95)       (38)
                                                              --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       23,882     13,270
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                 711       (845)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                   3,598      4,513
                                                              --------   --------
CASH AND DUE FROM BANKS AT END OF PERIOD                      $  4,309   $  3,668
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during period for interest                        $  4,202   $  3,364
  Cash paid during period for income taxes                    $  1,077   $  1,093


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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the 1996 annual report on Form 10-KSB. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire year.

2. PER SHARE DATA

Net income per share is determined by dividing net income by the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding common stock options. The weighted average number of shares outstanding including common stock equivalents for the nine months ended September 30, 1997 and 1996, were 568,610 and 553,735, respectively.

3. INVESTMENT SECURITIES

The following table reflects the amortized cost and fair values of investment securities held at September 30, 1997, all of which are classified as available-for-sale.

                                       Gross          Gross
                        Amortized    Unrealized     Unrealized     Fair
                          Cost          Gains         Losses       Value
                        ---------    ----------     ----------     -----
U.S. agencies           $10,911        $ 56         $ (74)        $10,893
Mortgage-backed:
  U.S. agencies           4,098          52           (44)          4,106
Tax-exempt securities     3,346          81            (1)          3,426
Equity securities           824           -             -             824
                        -------        ----         -----         -------
                        $19,179        $189         $(119)        $19,249
                        =======        ====         =====         =======

4. LOANS

A summary of loans by category follows:

                                          September 30,  September 30,  December 31,
                                               1997          1996           1996
                                          ------------   ------------   -----------
                                                      (in thousands)
Real estate:
  1-4 family residential properties         $ 28,427        $20,286     $ 22,336
  Construction                                18,785         15,784       16,729
  Commercial                                  35,942         24,338       26,077
Commercial, financial and agricultural        22,478         18,538       20,291
Consumer                                      22,823         17,636       18,379
                                            --------        -------     --------
                                             128,455         96,582      103,812
Less unearned interest                          (154)            (7)         (35)
                                            --------        -------     --------
Total loans                                 $128,301         96,575     $103,777
                                            ========        =======     ========

5. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                      Three Months               Nine Months
                                                  Ended September 30,        Ended September 30,
                                                  -------------------        -------------------
                                                   1997          1996         1997        1996
                                                   ----          ----         ----        ----
                                                                      (in thousands)
Balance at beginning of period                    $1,700        $1,430       $1,544      $1,267
  Provision charged to operations                    187           150          465         365
  Loan losses:
    Loans charged off                               (130)          (97)        (267)       (158)
    Recoveries on loans previously charged off         7             2           22          11
                                                  ------        ------       ------      ------
Balance at end of period                          $1,764        $1,485       $1,764      $1,485
                                                  ======        ======       ======      ======

6. DEPOSITS

A summary of deposits follows:

                                               September 30,     September 30,     December 31,
                                                   1997               1996            1996
                                               ------------      ------------      -----------
                                                                  (in thousands)
Noninterest-bearing demand                       $ 17,268          $ 16,525        $ 17,185
Interest checking                                   9,600             8,487           9,468
Money market accounts                              22,694            20,407          20,756
Savings                                             5,153             5,011           5,471
Retirement accounts                                 3,607             3,247           3,298
Certificates of deposit of $100,000 or more         8,834             6,223           6,210
Other time deposits                                62,546            51,471          52,924
                                                 --------           -------         -------
                                                 $129,702          $111,371        $115,312
                                                 ========          ========        ========

7. STOCKHOLDERS' EQUITY

The Bank's capital amounts and ratios were as follows:

                           September 30,    September 30,     December 31,
                               1997             1996              1996
                           -------------    -------------     ------------
                                         (in thousands)
Amount:
   Tier 1 leverage            12,046           10,269           10,403
   Tier 1 risk-based          12,046           10,269           10,403
   Total risk-based           13,646           11,488           11,711
Ratio:
   Tier 1 leverage             7.62%            8.13%            7.88%
   Tier 1 risk-based           9.42%           10.56%            9.96%
   Total risk-based           10.67%           11.81%           11.21%



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

FINANCIAL CONDITION

EARNING ASSETS. Average earning assets of the Company for the first nine months of 1997 increased 23%, or $25.3 million, to $135.4 million from $110.1 million for the first nine months of 1996. This compares to average earning asset growth of 23% for the first nine months of 1996 over the first nine months of 1995. The Company has maintained a consistently favorable ratio of average earning assets to average total assets of 94.2% for the first nine months of both 1997 and 1996.

A vibrant local economy has enabled the Company to achieve continued loan growth (the primary earning asset). Average loans for the first nine months of 1997 increased 28%, or $25.3 million, to $116.2 million from $90.9 million for the first nine months of 1996. This compares to average loan growth of 29% for the first nine months of 1996 over the same 1995 period. The changing mix of earning assets was favorable during the first nine months of 1997. Average loans for the first nine months of 1997 were 86% of total average earning assets, compared to 83% during the same 1996 period.

Average securities for the first nine months of 1997 were 14% of total average earning assets, compared to 17% during the same 1996 period. Average securities as a percent of average earning assets declined for the first nine months of 1997 and 1996 to fund loan growth.

PREMISES AND EQUIPMENT. Premises and equipment increased $1,379,000 during the first nine months of 1997. This increase is primarily attributable to the construction of the new main office building scheduled for completion in the spring of 1998, with an estimated construction cost of $4 million.

FUNDING SOURCES. Management relies on local area deposits as its primary funding source. Average deposits for the first nine months of 1997 increased 20%, or $20.4 million, to $123.4 million from $103.1 million for the first nine months of 1996. This compares to average deposit growth of 15% for the first nine months of 1996 over the same period in 1995. The local deposit base is supplemented with alternative funding sources, Federal funds purchased and Federal Home Loan Bank (FHLB) advances, to fund loan growth. During the second quarter of 1997, the Company borrowed $8.6 million of long-term FHLB advances to fund loan growth. The average balances of Federal funds purchased and FHLB advances amounted to $6.9 million and $2.8 million for the first nine months of 1997 and 1996, respectively. Due to the highly competitive local market for deposits, management anticipates increased use of alternative funding sources to partially fund loan growth.

NONPERFORMING ASSETS, PAST DUE LOANS, POTENTIAL PROBLEM ASSETS AND THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding the Company's nonperforming assets, past due loans, potential problem assets and the allowance for loan losses:

                                             September 30,  September 30,  December 31,
                                                 1997           1996          1996
                                             -------------  -------------  ------------
                                                           (in thousands)
Nonperforming assets:
  Nonaccrual loans                              $  136         $  58         $173
  Restructured loans                                81            90           87
  Foreclosed and repossessed assets                140            61           73
                                                ------         -----         ----
    Total nonperforming assets                  $  357           209         $333
                                                ======         =====         ====
Accruing loans that are contractually
  pass due 90 days or more                      $  479         $ 405         $935
                                                ======         =====         ====
Potential problem assets not included
  in nonperforming assets                       $1,356         $ 984         $766
                                                ======         =====         ====
Nonperforming assets to loans and
  foreclosed and repossessed assets               0.27%         0.21%        0.31%
Allowance for loan losses to portfolio loans      1.37%         1.54%        1.49%
Allowance for loan losses to nonperforming
  assets                                           494%          711%         464%
Allowance for loan losses to nonperforming
  assets and potential problem loans               103%          124%         140%



CAPITAL. Stockholders' equity to total assets of the Company was $13.0 million, or 8.17%, at September 30, 1997, compared to $11.3 million, or 8.48%, at December 31, 1996, and $10.9 million, or 8.60%, at September 30, 1996. On September 30, 1997, Heritage Bank had sufficient capital to qualify as well-capitalized institutions under the regulatory capital standards.

RESULTS OF OPERATIONS

Net income for the third quarter of 1997 was $597,000, or $1.05 per share, compared to $528,000, or $.95 per share, in the third quarter of 1996. Return on average assets was 1.53% and return on average equity was 18.69% for the third quarter of 1997 compared with 1.70% and 19.72%, respectively, for the same period in 1996.

For the first nine months, net income in 1997 totaled $1,646,000, or $2.89 per share, compared with $1,573,000, or $2.84 per share, for the same period in 1996. Return on average assets for the first nine months of 1997 was 1.53% and return on average equity was 18.21%, compared with 1.80% and 20.60%, respectively, for the same period in 1996.

NET INTEREST INCOME. For the third quarter of 1997, net interest income, on a taxable equivalent basis, increased 25%, or $412,000, over the third quarter of 1996. For the first nine months of 1997, net interest income, on a taxable equivalent basis, increased 22%, or $999,000, over the same 1996 period. These increases were primarily due to a larger balance sheet with increased levels of average earning assets. For the third quarter of 1997, average earning assets increased 25%, or $29 million, while the net interest margin increased 1 basis points from 5.55% to 5.56%, as compared to the same period in 1996. For the first nine months of 1997, average earning assets increased 23%, or $25.3 million, while the net interest margin decreased 5 basis points from 5.58% to 5.53%, as compared to the same period last year.

Net interest income is the amount of income generated by earning assets reduced by the interest cost of funding those assets. Net interest margin is computed by dividing net interest income (on a taxable equivalent basis) by average earning assets.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased 25% from $150,000 for the third quarter of 1996 to $187,000 for the third quarter of 1997. For the first nine months of 1997, the provision increased 27% over the same period last year. The higher provision reflects a higher level of allowance for loan losses commensurate with loan growth. In addition, the level of provision was increased due to inherent losses reflecting economic trends. The annualized ratio of net chargeoffs to average loans amounted to .39% for the third quarter of both 1997 and 1996. For the first nine months of 1997, the annualized ratio of net chargeoffs to average loans increased to .28% from .22% for the same period last year.

NONINTEREST INCOME. For the third quarter of 1997, noninterest income (excluding securities gains or losses) grew 3%, or $26,000, from the same period in 1996. Excluding securities gains or losses, noninterest income contributed 31% and 36% of taxable equivalent revenues for the third quarter of 1997 and 1996, respectively.

For the first nine months of 1997, noninterest income (excluding securities gains or losses) increased 9%, or $226,000, over the same period last year. Excluding securities gains or losses, noninterest income contributed 33% and 35% of taxable equivalent revenues for the first nine months of 1997 and 1996, respectively.

NONINTEREST EXPENSE. Total noninterest expense for the third quarter of 1997, increased 20%, or $299,000, over the same period in 1996. Salaries and benefits, the largest category, increased 11%, or $91,000. Furniture and equipment expense increased 74%, or $81,000. Management expected a significant increase in equipment expense in 1997, due to additional lease expense for automated cash dispensers and advanced technological equipment. Also, for the 1997 period, the Company incurred $37,000 of expense related to the Bank's reinsurance subsidiary which began operations in December, 1996.

For the first nine months of 1997, noninterest expense increased 22%, or $940,000, over the same period last year. Salaries and benefits increased 13%, or $307,000; furniture and equipment expense increased 78%, or $236,000; and the reinsurance subsidiary incurred $153,000 of expense.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 37% for the 1997 and 1996 periods.

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

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
            (a)   Exhibit 27 Financial Data Schedule (for SEC use only)

            (b) There have been no reports filed on form 8-K during the quarterly period ended September 30, 1997

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HERITAGE FINANCIAL SERVICES, INC.
                                                         (Registrant)



Date  October 28, 1997                      By   Earl O. Bradley, III
      ----------------                           ----------------------------
                                                 Earl O. Bradley, III
                                                 President and Chief
                                                 Executive Officer



Date  October 28, 1997                      By   Jack L. Graham
      ----------------                           -----------------------------
                                                 Jack L. Graham
                                                 Senior Vice President
                                                 and Chief Financial Officer