Form 10KSB40
period 1997-12-31
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1998-03-25
CIK 883703

                                   FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1997

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

                               Yes  X    NO
                                   ---      ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X
                              ---
            State issuer's revenues for its most recent fiscal year:
                                   $17,241,258

     As of December 31, 1997, 568,574 shares of the registrant's Common Stock were outstanding with an aggregate market value of $41,620,894, using the average sale price over the last 60 days.



                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1998, are incorporated by reference into Part III of this annual report on Form 10-KSB.

                                Table of Contents

Item
----
                                     Part I


 1.  Description of Business
 2.  Description of Property
 3.  Legal Proceedings
 4.  Submission of Matters to a Vote of Shareholders


                                     Part II

 5.  Market for the Registrant's Common Equity and Related Shareholder Matters
 6.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations
 7.  Financial Statements
 8.  Changes In and Disagreements with Accountants on Accounting and
                   Financial Disclosure

                                    Part III

 9.  Directors and Executive Officers, Promoters and Control Persons; Compliance
                   with Section 16(a) of the Exchange Act
10.  Executive Compensation
11.  Security Ownership of Certain Beneficial Owners and Management
12.  Certain Relationships and Related Transactions

                                     Part IV

13.  Exhibits and Reports on Form 8-K
Signatures
Proxy

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Heritage Financial Services, Inc. (the "Company" or "HFSI") is a registered bank holding company which was incorporated under Tennessee law in 1992. The Company's activities are primarily conducted through its wholly-owned subsidiary, Heritage Bank (the "Bank") which began business in 1989 and was acquired by the Company in 1992. The Bank is a Tennessee state bank, which was organized in 1989 after three locally-owned banks headquartered in Montgomery County were acquired. From the time of its opening in June 1989, until December 31, 1997, the Bank has grown to total assets exceeding $166 million.

The Bank's primary trade area is comprised of Montgomery County, Tennessee, and the surrounding counties in Tennessee and Kentucky. The Bank provides a wide range of competitive retail and commercial banking services. Deposit services offered include various personal and business checking accounts, savings accounts, money market investment accounts, certificates of deposit, automated teller machines networking into national teller systems, and retirement accounts. Lending services include consumer loans, commercial real estate loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans and leases to small and medium size businesses and professionals, and letters of credit. Accounts receivable billing services are also provided. Drive through and night depository facilities are provided, as well as, five automated teller machines (ATMs) at banking offices and an additional eight ATMs located at convenience stores in Clarksville. Safe deposit facilities, cashier's checks, money orders, travelers checks, U.S. savings bonds, bank-by-mail and wire transfer services are also offered. Additionally, the Bank originates, services and markets residential mortgage loans through its mortgage banking operation. Heritage Bank also has three non-bank affiliates which provide services incidental to the Bank's operations, including brokerage services, property ownership, and reinsurance of credit life, accidental and health insurance. In addition, the Bank opened a consumer finance subsidiary in June of 1997 to originate traditional consumer finance loans. The Bank does not provide trust services.

The Bank conducts its banking business in Clarksville, Tennessee at its five branch locations of 25 Jefferson Street, 1805 Madison Street, 111 Cunningham Lane, 2786 Wilma Rudolph Boulevard and 400 Highway 49 (Hilltop Super Market). A mortgage banking office is located at 529 North Second Street. The Bank's wholly-owned subsidiary, Heritage Investment Center, Inc., is engaged in earning fees from investment brokerage services through Robert Thomas Securities, Inc. The Bank has another wholly-owned subsidiary, Heritage Investment Corporation, a limited partner in a partnership, engaged in the development and sale of a speculative industrial building located in the Clarksville/Montgomery County Industrial Park. Also, in December of 1996, Central Life Insurance Company (Central) was incorporated as a wholly-owned subsidiary of the Bank. Central has entered into a reinsurance arrangement and receives underwriting profits by providing life and disability insurance to borrowers of the Bank. In June of 1997, a finance subsidiary (Advance Credit Company, Inc.) was opened to originate traditional consumer finance loans.

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


COMPETITION

There is significant competition among banks and bank holding companies in Tennessee. The Bank competes for deposits and loans with both national and state banks, as well as, with savings and loan associations and credit unions. The deregulation of depository institutions as well as the increased ability of nonbanking financial institutions, such as finance companies, investment companies, insurance companies and several governmental agencies, to provide services previously reserved to commercial banks has further intensified competition. Accordingly, the Bank now competes with these nonbanking financial institutions, all of which are engaged in marketing various types of loans, commercial paper, short-term obligations, investments and other services. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility. The continued deregulation of the financial services industry may have a detrimental effect on the Bank's long-term growth and profitability.

LOANS

Various types of secured and unsecured commercial, consumer and real estate loans are offered by the Bank. The Bank's current policy is to make loans to borrowers who maintain depository relationships with the Bank or reside or work in the Bank's market area. Generally, real estate loans are secured by real property located in the Bank's market area.

The Bank provides each lending officer with written loan guidelines. Lending authority is delegated by the Board of Directors to loan officers, each of whom has limited authority to extend secured and unsecured credit. Any credit in excess of $500,000 must have the approval of the executive committee of the board of directors, which consists of both management and non-management directors of the Bank. Any loan in excess of 15% of regulatory capital must be approved by the full board of directors.

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

PERSONNEL

At December 31, 1997, the Company had 88 full-time equivalent employees of which 27 are Bank officers. Although the Bank has only been in existence since 1989, the Bank believes its staff possesses a high degree of experience and expertise. Coming primarily from other Clarksville banking institutions, staff members have banking experience ranging from one to thirty-two years. The Company is not a party to any collective bargaining agreement and believes its employee relations generally are good.

Employee benefit programs include group life, disability, dental and health insurance, a 401(k) pension plan, an employee stock ownership plan (ESOP), discretionary incentive bonuses, a stock option plan, training programs and paid vacations.

SUPERVISION AND REGULATION

The banking industry is extensively regulated under federal and state law. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act (the "BHCA") and to supervision by the Board of Governors of the Federal Reserve System (the "FRB"). Pursuant to the BHCA, the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB. The BHCA further limits the activities of both the Company and the Bank to the business of banking and activities closely related or incidental to banking.

As a Tennessee state bank, the Bank is subject to supervision and regular examination by the Tennessee Department of Financial Institutions (the "TDFI"). Such examinations, however, are for the protection of the Bank Insurance Fund ("BIF") and, indirectly to a degree, for depositors, and not for the protection of investors and shareholders. Pursuant to the terms of the Federal Deposit Insurance Act (the "FDIA"), the deposits of the bank are insured through the BIF of the Federal Deposit Insurance Corporation (the "FDIC"). Accordingly, the Bank is subject to regulation by the FDIC and is also subject to the Federal Reserve's requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.

In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA. FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies. Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt "corrective action" whenever financial institutions do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA also prohibits a depository institution from making any capital distribution (including payment of dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized." As of December 31, 1997, the Bank's capital level qualified it as being "well capitalized" under such regulations.

The banking industry is affected by the policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit, to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the FRB to implement its objectives are: open-market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits.

INTERSTATE BANKING AND BRANCHING LEGISLATION

FEDERAL LAW. In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), which affected the interstate banking and branching abilities of bank holding companies and banks.

Riegle-Neal authorizes a national bank domiciled in one state to establish branches in any other state as long as neither state has opted out of interstate branching. Riegle-Neal, however, does allow states to preserve certain restrictions on the entry of out-of-state banks, such as the fashion in which entry can be made, an age requirement for a bank being merged or acquired, and a deposit cap. Under Riegle-Neal, once a bank has established a branch in another state, it may exercise the same rights in that state as national and state banks enjoy in that state, including the ability to branch intra-state.

Riegle-Neal also permits states to allow banks to enter the state by establishing a de novo branch in that state. In order to allow de novo entry into a state, that state must expressly provide for de novo branching. Once a bank has established a branch in a host state through de novo branching, it may exercise the same rights in that state as national and state banks enjoy, including the ability to branch intra-state. If a state opts out of interstate branching, no bank domiciled in another state may establish branches in that state.

TENNESSEE LAW. Tennessee law allows banks and bank holding companies in any state to acquire banks and bank holding companies in Tennessee provided that the state in which such acquiror is headquartered also permits Tennessee banks and bank holding companies to acquire banks and bank holding companies in that state. Acquisitions of banks or bank holding companies in Tennessee require the approval of the TDFI, and all interstate branching transactions require appropriate regulatory approval.

CONSEQUENCE OF INCREASED INTERSTATE ACTIVITY. Because of the increasing liberalization of the laws and regulations affecting the conduct of interstate banking activities, it is anticipated that competition in the Bank's geographical market area will increase. Large, regional bank holding companies acquiring branches in the Bank's market area, may offer a wider range of services than are currently offered by the Bank. In addition, some of these competitors may be more highly capitalized than the Bank and the Company.

FURTHER CHANGES IN REGULATORY REQUIREMENTS. The United States Congress and the Tennessee General Assembly have periodically considered and adopted legislation that has resulted in deregulation of, among other matters, banks and other financial institutions, or adversely affected the profitability of the banking industry. Future legislation could further modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company also cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.

RESTRICTION ON DIVIDENDS.

The Company is a legal entity separate and distinct from the Bank and substantially all of the Company's revenues result from amounts paid by the Bank, as dividends, to the Company. The payment of dividends by the Bank is, of course, dependent upon its earnings and financial condition. The Bank, however, as a state bank, is also subject to legal limitations on the amount of its earnings that it may pay as dividends. For additional information regarding the restrictions on the Bank's payment of dividends, see note 15 to the consolidated financial statements.

ENVIRONMENTAL

The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts to comply with these laws and regulations.

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

A branch is located at 1805 Madison Street in the Hilldale area of Clarksville. The facility is leased and contains approximately 2,000 square feet of space. This location opened in February of 1991, and is a full service branch with drive through lanes. An ATM is in operation at this location.

The mortgage banking office is located at 529 North Second Street near the main business district of Clarksville. This facility is leased and contains approximately 2,900 square feet. The mortgage banking office is not a full service location.

An additional branch is located at 111 Cunningham Lane in the north Clarksville area. The 2,600 square foot facility opened in January of 1993, and is a full service branch including drive through lanes. An ATM is in operation at this location.

A third branch is located at 2786 Wilma Rudolph Boulevard in the northeast (St. Bethlehem) area of Clarksville. The 3,500 square foot facility opened in May of 1994, and is a full service branch including drive through lanes. An ATM is in operation at this location.

A fourth full service branch was opened in November of 1995. This location is leased space inside Hilltop Market on Highway 149. The 400 square foot facility is a full service branch, but does not provide drive through facilities. An ATM is in operation at this facility.

Heritage Investment Center, Inc. (the brokerage service) is located at 720 Memorial Drive in the Hilldale area of Clarksville. The facility is leased and contains approximately 1,000 square feet of space. The full service brokerage began operations in July of 1995, under a broker/dealer relationship with Robert Thomas Securities.

In July of 1996, the Bank leased a 2,500 square foot commercial building at 319 Riverside Drive, which neighbors the main office building. This facility serves as the new consumer finance subsidiary's (Advance Credit Company, Inc.) permanent location. In addition, the Bank's accounting and marketing personnel will occupy the facility until the new main office building is completed.

In 1993, the Bank acquired a 2.1 acre lot and building adjacent to the main office location. This facility is currently used for storage and meeting functions, and this property and the temporary main office property discussed above are the site for the Bank's permanent main office building currently under construction. The new 40,000 square foot facility is scheduled for completion in 1998, and the mortgage banking, accounting and marketing personnel will relocate to this facility. Construction cost of the permanent main office is estimated at $4.5 million.

ITEM 3. LEGAL PROCEEDINGS

The Bank is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Bank is a party, or of which, any of their properties are the subject.

There are no material legal proceedings to which any director, any nominee for election as a director, principal officer of the Bank or Company, or any associate of the foregoing, or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company, or the Bank, or has a material adverse impact to the Company or the Bank

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted during the fourth quarter of the year ended December 31, 1997, to a vote of security holders, through the solicitation of proxies or otherwise.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of Heritage Financial Services, Inc. is not traded through an organized exchange nor is there a known active trading market. The following table indicates the quarterly range of high and low sale prices for the stock during the years of 1997 and 1996. The sales prices represent known transactions and may not necessarily represent all trading transactions for the periods.

                 Year Ended December 31, 1997     Year Ended December 31, 1996
                 ----------------------------     ----------------------------
                                     Dividend                         Dividend
                 High       Low      Declared     High       Low      Declared
                 ----       ---      --------     ----       ---      --------
First Quarter    32.00     42.00         0.00     25.20     25.00         0.00
Second Quarter   44.00     49.00         0.00     30.00     30.00         0.00
Third Quarter    49.00     49.00         0.00     32.00     30.00         0.00
Fourth Quarter   75.00     62.00         1.20     32.00     25.00         1.00


As of December 31, 1997, there were 923 shareholders of record of Heritage Financial Services, Inc.

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

Certain of the information included in this discussion and analysis includes forward-looking statements. Many factors affect the Company's financial position and profitability, including fluctuations in the economy, the volatility of interest rates, political events, regulatory actions, competition from other providers of financial services, and the continued growth of the market in which the Company operates consistent with recent historical experience. Because these factors are unpredictable and beyond the Company's control, actual results may vary materially from those anticipated.

Heritage Bank is a locally owned independent bank with its primary market in Montgomery County, Tennessee and the surrounding counties of Tennessee and Kentucky. The Bank provides general commercial bank services through six banking offices. Heritage Bank also has three non-bank affiliates which provide services incidental to the Bank's operations, including brokerage services, property ownership, and reinsurance of credit life, accident and health insurance. In addition, the Bank opened a consumer finance subsidiary in June 1997 to originate traditional consumer finance loans. Commercial banking services, mortgage banking and consumer financing are all activities the Company considers to be its one business segment.


FINANCIAL CONDITION

OVERVIEW. The Bank experienced solid loan growth in 1997. At December 31, 1997, the Company reported total assets of $166.1 million compared with $132.8 million at the end of 1996. Average assets were $148.2 million in 1997 compared with $119.4 million in 1996

EARNING ASSETS. Average earning assets of the Company for 1997, increased 23%, or $26.2 million to $138.9 million from $112.7 million for 1996. This compares to growth of average earning assets of 18% and 17% for 1996 and 1995, respectively. The Company's average earning assets to average assets ratio was 93.7% for 1997, compared to 94.3% and 93.7% for 1996 and 1995, respectively.

Economic growth in the local market has enabled the Bank to achieve continued loan growth (the primary earning asset). Average loans for 1997 increased 29%, or $26.7 million, to $120.3 million, while average loan growth for 1996 and 1995 was 29% and 24%, respectively. The changing mix of earning assets was favorable during the last three years as average loans were an increasing percentage of total earning assets. Average loans for 1997 were 87% of total average earning assets, compared to 83% and 76% during 1996 and 1995, respectively. Strong loan demand and a slowed growth of deposits used for investment in securities has led to the improved earning asset composition.

Commercial real estate loans continued as the single largest loan category, representing 31% and 25% of total loans at December 31, 1997 and 1996, respectively. Commercial real estate loans grew $15.1 million (58%) in 1997 and $5.4 million (26%) in 1996. Real estate construction loans amounted to 12% and 16% of total loans at December 31, 1997 and 1996, respectively. Real estate construction loans were flat from year-end 1996 to 1997, following an increase of $7.6 million (83%) in 1996. The growth in commercial and construction loans reflect the economic growth and vigorous housing market in the Bank's lending area.

Commercial, financial and agricultural loans represented 17% and 20% of total loans at December 31, 1997 and 1996, respectively. Commercial, financial and agricultural loans increased 14% in 1997 and 27% in 1996. Portfolio residential loans (1-4 family, excluding mortgage loans held for sale) amounted to 23% and 22% of total loans at year-end 1997 and 1996, respectively. Portfolio residential loans increased 36% in 1997 and 10% in 1996.

The consumer loan portfolio consists of real estate, auto, and other consumer installment loans that require periodic payments of principal and interest. Consumer loans represented 17% and 18% of total loans at December 31, 1997 and 1996, respectively. Consumer loans increased $5.1 million (28%) in 1997 and $3.8 million (26%) in 1996. The Bank's new consumer finance subsidiary contributed to the 1997 increase.

The Bank maintains a securities portfolio of principally debt securities held for sale as a source of income and liquidity, to balance interest rate risk with other categories of the balance sheet, and to supply securities to pledge as required collateral for certain deposits. During the last three years, a portion of the proceeds from the sale and maturity of securities was used to fund loan growth. Average securities decreased $0.5 million and $3.4 million in 1997 and 1996, respectively. Average securities for 1997 were 13% of total earning assets, as compared to 17% and 24% during 1996 and 1995, respectively.

At December 31, 1997, the securities portfolio consisted of: U.S. agency obligations - 55%, mortgage-backed securities - 20%, tax-exempt securities - 21% and equity securities (primarily FHLB stock) - 4%. U.S. agency obligations include $1.5 million of structured notes (as currently defined by regulatory agencies). Mortgage-backed securities consist of Real Estate Mortgage Investment Conduit (REMIC) and collateralize mortgage obligation (CMO) instruments. The REMIC issues are 100% U.S. agency issues and the CMO issues are marketable, collateralized mortgage obligations backed by agency-pooled collateral. All tax-exempt securities are rated investment grade by Moody's or Standard & Poor's.

FUNDING SOURCES. The Bank's primary funding source is its base of local area deposits which consist of noninterest-bearing demand, interest checking, savings, money market and retirement accounts, and certificates of deposit. The Bank had total deposits of $134.4 million as of December 31, 1997, compared to $115.3 million as of December 31, 1996. Average 1997 deposits increased

19%, or $20.4 million to $126.1 million from $105.8 million in 1996. Average deposit growth for 1996 and 1995 was $14.3 million (16%) and $12.5 million (16%), respectively. Certificates of deposit (generally the Bank's highest rate paying deposit) accounted for most of the deposit growth during the last three years. To fund loan growth, management increased marketing efforts and offered attractive rates for certificates of deposit. Average 1997 certificates of deposits increased 28%, or $15.1 million to $68.7 million from $53.6 million in 1996. Average certificates of deposit growth for 1996 and 1995 was $10.6 million (25%) and $9.3 million (27%), respectively. Currently, the Bank has no brokered deposits.

Due to the competitive local market for deposits, the Bank supplements its deposit base with alternative funding sources (Federal funds purchased and borrowings from the Federal Home Loan Bank) to fund loan growth. The average balance of these other borrowings amounted to $8.2 million, $2.4 million and $1.2 million in 1997, 1996 and 1995, respectively. Management expects an increasing need to rely on alternative funding sources as local area deposits become a decreasing portion of the Bank's sources of funds. Additional use of FHLB borrowings and Federal funds purchased, as well as, brokered and out-of-the-area certificates of deposit are anticipated to meet the challenge of obtaining acceptable funding sources without incurring an undesirable amount of interest rate risk.

NONPERFORMING ASSETS, PAST DUE LOANS, POTENTIAL PROBLEM ASSETS, AND THE ALLOWANCE FOR LOAN LOSSES. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest income was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, (3) loans past due ninety days or more that are still accruing interest, and (4) foreclosed and repossessed assets. Nonperforming assets were .63% ($853,000) and 1.22% ($1,268,000) of portfolio loans (excludes mortgage loans held for sale) and foreclosed and repossessed assets at December 31, 1997 and 1996, respectively.

Potential problem assets, which are not included in nonperforming assets, were 2.09% ($2,814,000) of portfolio loans at December 31, 1997, compared to .43% ($447,000) at December 31, 1996. The 1997 increase in potential problem assets is principally due to three commercial real estate loans in the Bank's primary market totaling $2.2 million. Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by banking regulatory agencies for loans classified substandard and doubtful.

Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance for loan losses was 1.42% of outstanding portfolio loans at December 31, 1997, as compared to 1.49% at December 31, 1996. At December 31, 1997, the allowance for loan losses to nonperforming assets ratio was 224%, as compared to 122% at December 31, 1996. Said in another way, the Bank has set aside $2.24 for every dollar of nonperforming assets.

CAPITAL. Management believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. Stockholders' equity was $13.3 million or 7.98% of total assets at December 31, 1997, and $11.3 million or 8.48% of total assets at December 31, 1996. Net income is the primary source of new capital for the Company. In addition, proceeds from the sale of common stock through director and employee plans contributed $368,000 and $432,000 of capital in 1997 and 1996, respectively. Unrealized gain or loss on securities held for sale, net of applicable income taxes, are recorded directly to stockholders' equity. To record the fair value of securities held for sale, stockholders' equity was increased by $57,000 and decreased by $41,000 at December 31, 1997 and 1996, respectively.

Heritage Financial's continuing record of strong earnings performance allowed the board of directors to raise the annual dividend 20% to $1.20 per share in 1997 from the 1996 level of $1.00 per share. Additionally, the board of directors develops and reviews the capital goals of Heritage Financial and the Bank. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and other prudent financial management principles.

Heritage Bank and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against assets and certain off-balance-sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 1997, the Bank's capital exceeded the regulatory minimums and met the regulatory definition of well-capitalized. The Bank's capital ratios and the regulatory guidelines are presented in Note 15 to the consolidated financial statements.


INTEREST RATE SENSITIVITY AND LIQUIDITY MANAGEMENT

Managing net interest income is a critical element in optimizing the earnings of a banking organization. Movements in interest and the corresponding effects on net interest income may significantly affect profitability. With the goal of consistent earnings growth with minimal interest rate risk, the Bank's asset/liability management committee (ALCO) oversees this process by establishing guidelines to manage the sensitivity and repricing of the Bank's assets and liabilities.

The impact of interest rate changes can be mitigated by maintaining a balance between interest rate-sensitive assets and liabilities within given time frames. The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the "gap," both of which are used as a measure of interest rate risk. A ratio of 100% suggest a balanced position between rate-sensitive assets and liabilities within a given repricing period. While the measurement process and related assessment of risk are somewhat imprecise, the Bank believes its asset/liability management program allows adequate reaction time for trends in the market place as they occur, thereby minimizing the potential negative effect of its gap position against the event of interest rate changes.

The Bank also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allow the Bank to generate strong net interest income while controlling and monitoring interest rate risk.

The following table reflects the Bank's interest rate sensitivity position both individually within specified time periods and cumulatively over various time horizons. In the table assets and liabilities are placed in categories based on their actual or expected repricing date. As indicated in the table, a significant percentage of the Bank's assets and liabilities reprice within three months. In the one year cumulative time frame, assets and liabilities are closely matched at 104%. In a period of generally falling interest rates, this gap position will normally result in a decrease in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in an increase in net interest income.

INTEREST RATE SENSITIVITY


(dollars in thousands)            Time to Repricing or Maturity from December 31, 1997
                                             4 months     Over 1
                                 3 months     through    through    Over 3
                                  or less     1 year     3 years     years      Total
                                 -------------------------------------------------------
Interest-earning assets:
   Loans                          $62,864    $ 32,293     $36,841    $ 2,852    $134,850
   Mortgage loans held for sale       631           0           0          0    $    631
   Securities                         985       5,654       7,375      5,139    $ 19,153
----------------------------------------------------------------------------------------
Total interest-earning assets     $64,480    $ 37,947     $44,216    $ 7,991    $154,634
----------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Transaction and savings        $26,684    $  2,353     $ 6,648    $ 5,896    $ 41,581
   Certificates of deposits        14,222      38,836      20,451        468    $ 73,977
   Borrowed funds                  16,803          34          35         64    $ 16,936
----------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                      57,709     $41,223     $27,134    $ 6,428    $132,494
----------------------------------------------------------------------------------------
Interest sensitivity gap          $ 6,771    $ (3,276)    $17,082    $ 1,563    $ 22,140

Cumulative interest sensitivity   $ 6,771    $  3,495     $20,577    $22,140

Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities(1)    112%        104%        116%       117%


(1) If all transaction and savings accounts had been included in the 3 months or less category above, the cumulative net interest-earning assets as a percentage of interest-bearing liabilities would have been 89%, 92%, 111% and 117% respectively, for the 3 months or less, 4 months through 1 year, over 1 through 3 years and over 3 years categories at December 31, 1997.


The ALCO committee also monitors the Company's liquidity position. The objective of liquidity management is to ensure the ability to meet cash flow needs of customers, such as new loan demand and deposit withdrawals, while at the same time maximizing lending and investment opportunities. Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations with expensive funding sources. Too much liquidity on the balance sheet can also be undesirable as earnings will suffer due to underutilized resources. The Bank maintains adequate liquidity with sufficient levels of liquid assets, deposit growth, and available alternative funding sources, such as Federal Home Loan Bank advances and Federal funds purchased.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995. Heritage Financial's net income rose $197,000 to reach $2,302,000 in 1997, a 9% increase over 1996. Net income for 1996 increased 25% from the $1,687,000 earned in 1995 while 1995 net income increased 41% . Basic net income per share was $4.15 in 1997, compared with $3.93 in 1996 and $3.23 in 1995. Diluted net income per share was $4.11 for 1997, compared with $3.84 in 1996 and $3.12 in 1995. Return on average equity decreased to 18.65% in 1997 from 20.27% in 1996 and 19.79% in 1995.
Return on average assets declined for the year ended December 31, 1997, to 1.55% from 1.76% in 1996 and 1.66% in 1995.

NET INTEREST INCOME. For purposes of this discussion, net interest income has been adjusted to a fully taxable equivalent basis for certain tax-exempt loans and investments included in earning assets. Net interest income, the Bank's largest single source of earnings, represents the difference between interest (including fees) earned on loans, securities and other earning assets, and the interest paid on deposits and other borrowings obtained to fund them. The net interest margin is net interest income, on a tax equivalent basis, expressed as a percentage of average earning assets. The margin is influenced by a number of factors, such as the volume and mix of earning assets and funding sources, the interest rate environment, and the level of earning assets funded by interest-free funding sources (primarily noninterest-bearing demand deposits and equity capital).

On a fully taxable equivalent (TE) basis, net interest income for 1997 grew 23%, or $1,472,000 over 1996. Average earning assets increased 23% or $26.2 million between years, while interest-bearing liabilities rose 27% or $24.9 million. Net interest margin was 5.59% for both 1997 and 1996. Earning assets yield increased 16 basis points to 9.86% while the cost of interest-bearing liabilities increased 4 basis points to 5.05%. In 1997, the mix of earning assets changed as the average balance of higher yielding loans rose $26.7 million or 29% and comprised 87% of total earning assets, up from 83% in 1996. Overall loan yields declined 6 basis points to 10.35%, due to competitive pressures in the Bank's market. Securities declined 2% or $0.5 million while the yield on securities rose 48 basis points, as higher yielding securities replaced those sold or maturing. All of the Company's interest-bearing deposit categories rose, as interest-bearing deposits grew $19.1 million or 21%. While all categories increased, certificates of deposit led with an increase of $15.1 million or 28%. Other borrowed funds also played a significant role in the funding of asset growth as they rose $5.8 million. The cost of all liability categories increased 4 basis points primarily due to the change in mix to higher costing certificates of deposit and other borrowings.

During 1996, net interest income rose 22%, or $1,124,000 and totaled $6,295,000. Average earning assets grew 18% in 1996, a $17.4 million increase. Interest-bearing liabilities rose $13.3 million or 17%. Net interest margin increased from 5.43% to 5.59%. While the yield on earning assets increased 34 basis points to 9.70%, the cost of interest-bearing liabilities rose 28 basis points to 5.01%. The mix of earning assets shifted favorably as loans experienced $21 million of growth or a 29% increase while securities decreased $3.4 million or 15%. Interest-bearing liabilities grew $13.3 million or 17% while the cost of interest-bearing liabilities increased 28 basis points to 5.01%. Certificates of deposit led the increase rising 25% or $10.6 million. The increase in the cost of interest-bearing liabilities was due to the change in the mix to higher rate paying certificates of deposit, and to a lesser extent, an increase in rates.

The following table sets forth certain information relating to the Company's average consolidated balance sheets and consolidated statements of income for the years ended December 31, 1997, 1996 and 1995.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

(dollars in thousands)                              1997                          1996                           1995
                                        -------------------------     --------------------------      -------------------------
                                                          Average                        Average                        Average
                                        Average            Yield/     Average             Yield/      Average            Yield/
ASSETS                                  Balance  Interest   Cost      Balance   Interest   Cost       Balance  Interest   Cost
------                                  -------  --------   ----      -------   --------   ----       -------  --------   ----
Earning Assets
  Net loans (1)                        $120,343   $12,453  10.35%     $ 93,599   $ 9,746  10.41%     $ 72,635   $7,497  10.32%
  Taxable securities                     15,224       995   6.53%       15,524       930   5.99%       18,568    1,130   6.08%
  Tax exempt securities                   3,308       241   7.29%        3,478       246   7.07%        3,870      277   7.16%
  Federal funds sold                          0         0   0.00%           51         3   4.98%          150        8   5.64%
------------------------------------------------------------------------------------------------------------------------------
        Total earning assets            138,876    13,689   9.86%      112,651    10,925   9.70%       95,222    8,912   9.36%
Nonearning assets                         9,280                          6,787                          6,460
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                           $148,156                       $119,438                       $101,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing Liabilities
  Interest checking                    $  9,757   $   202   2.07%     $  8,523   $   178   2.09%     $  8,450   $  188   2.22%
  Money market accounts                  21,911       921   4.21%       19,656       848   4.31%       18,386      763   4.15%
  Savings accounts                        5,188       128   2.47%        4,976       122   2.46%        4,714      116   2.45%
  Retirement accounts                     3,479       187   5.38%        3,227       178   5.51%        3,292      194   5.88%
  Certificates of deposit                68,728     4,029   5.86%       53,626     3,175   5.92%       43,008    2,410   5.60%
  Other borrowings                        8,194       454   5.54%        2,359       129   5.45%        1,216       71   5.86%
------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing
          liabilities(2)                117,257     5,922   5.05%       92,367     4,629   5.01%       79,066    3,741   4.73%
Noninterest-bearing liabilities          18,558                         16,684                         14,173
------------------------------------------------------------------------------------------------------------------------------
        Total liabilities               135,815                        109,051                         93,239
Stockholders' equity                     12,341                         10,386                          8,443
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $148,156                       $119,438                       $101,682

Net interest income/net
  interest spread(2)                              $ 7,767   4.81%                $ 6,295   4.69%                $5,171   4.63%
Net earning assets/net interest
  margin(2)                            $ 21,619             5.59%     $ 20,284             5.59%     $ 16,156            5.43%

(1)  Net loans include mortgage loans held for sale.
(2) In 1997, the Company capitalized $68,000 of interest expense related to the carrying cost of construction in progress. If the capitalized interest had been included in interest expense the average cost of total interest-bearing liabilities, net interest spread, and net interest margin would have been 5.11%, 4.75% and 5.64%, respectively.

The following table presents the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the years indicated.

RATE/VOLUME ANALYSIS

(dollars in thousands)
                                   1997 VS. 1996                 1996 VS. 1995                  1995 VS. 1994
ASSETS                       INCREASE (DECREASE) DUE TO    INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO
                            ---------------------------    ---------------------------    ---------------------------
                            VOLUME      RATE     TOTAL     VOLUME     RATE      TOTAL     VOLUME     RATE      TOTAL
                            -------    -----    -------    -------    -----    -------    -------    -----    -------
Interest income on:
  Loans                     $ 2,784    $ (77)   $ 2,707    $ 2,164    $  85    $ 2,249    $ 1,287    $ 828    $ 2,115
  Taxable securities            (18)      83         65       (185)     (14)      (199)        47       95        142
  Tax exempt securities         (12)       7         (5)       (28)      (3)       (31)         5        1          6
  Federal funds sold             (3)      --         (3)        (6)      (1)        (7)       (35)       2        (33)
----------------------------------------------------------------------------------------------------------------------

Total interest income         2,751       13      2,764      1,945       67      2,012      1,304      926      2,230
----------------------------------------------------------------------------------------------------------------------

Interest expense on:
  Interest checking              26       (1)        25          2      (12)       (10)        11        1         12
  Money market accounts          97      (24)        73         53       32         85        (43)     218        175
  Savings accounts                5        1          6          6        1          7         14       (1)        13
  Retirement accounts            14       (5)         9         (4)     (12)       (16)        30       31         61
  Certificates of deposit       894      (40)       854        595      170        765        417      473        890
  Other borrowings              318        7        325         67      (10)        57         35       20         55
----------------------------------------------------------------------------------------------------------------------

Total interest expense        1,354      (62)     1,292        719      169        888        464      742      1,206
----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME         $ 1,397    $  75    $ 1,472    $ 1,226    $(102)   $ 1,124    $   840    $ 183    $ 1,024


Changes attributable to changes in both rate and volume have been allocated to rate.

PROVISION FOR LOAN LOSSES. The provision for loan losses is the charge to operating income that management determines to be necessary to maintain the allowance for loan losses at an adequate level, and reflects management's estimate of the risk of loss inherent in the loan portfolio. The provision for loan losses was $676,000, $485,000 and $374,000 in 1997, 1996 and 1995,
respectively. The provision has increased to cover the growth in the loan portfolio and the increase in net chargeoffs. Net chargeoffs to average portfolio loans outstanding (excludes mortgage loans held for sale) was .26% ($311,000), .23% ($208,000) and .18% ($129,000) for 1997, 1996 and 1995,
respectively.

NONINTEREST INCOME. Besides the attention to net interest income, the Company focuses on its ability to generate additional noninterest income from both core business and newer initiatives, such as brokerage services and insurance. Excluding securities gains or losses, noninterest income contributed 32%, 35% and 33% in 1997, 1996 and 1995, respectively, of tax equivalent revenues. Total noninterest income (excluding securities gains or losses in all periods) increased 8%, 33% and 14% in 1997, 1996 and 1995, respectively. Noninterest income (excluding securities gains or losses) as a percentage of average assets was 2.45%, 2.81% and 2.49% for 1997, 1996 and 1995, respectively.

Service charges on deposit accounts (the largest component of noninterest income) increased $172,000 (12%), $60,000 (5%) and $186,000 (16%) in 1997, 1996
and 1995, respectively. Income from mortgage banking activities fell $159,000 (19%) in 1997, following an increase of $365,000 (74%) in 1996, and a decline of $98,000 (17%) in 1995. The brokerage subsidiary's first two years of operations under the broker/dealer relationship Robert Thomas Securities resulted in increased brokerage fees of $92,000 (34%) and $191,000 (332%) in 1997 and 1996, following an increase of $9,000 (13%) in 1995. In prior years, the Bank received commissions from life and disability insurance sales to its borrowers. In the second half of 1996, the Bank formed a reinsurance subsidiary to receive additional underwriting profits from writing life and disability insurance. Life and disability insurance premiums were $258,000 in 1997 and $81,000 in 1996. In 1998, additional emphasis will be placed on the sale of bank-eligible insurance products.

NONINTEREST EXPENSE. Noninterest expense is significant to the Company's financial performance. Management is continually challenged to control operating costs and improve efficiencies while still providing higher levels of customer service. Noninterest expense increased $1,165,000 (20%), $1,255,000 (27%) and $466,000 (11%) in 1997, 1996 and 1995, respectively. The ratio of noninterest expense as a percentage of average assets was 4.74%, 4.90% and 4.52% for 1997, 1996 and 1995, respectively.

Salaries and employee benefits, the largest component of noninterest expense, increased 16% in 1997 compared to 37% and 10% in 1996 and 1995, respectively. The Bank's rapid growth was largely attributable to the increase in compensation costs during the last three years. In addition, the 1997 increase was due to the employment of additional commercial lenders and personnel expense associated with the new consumer finance subsidiary. The 1996 increase was also due to the expansion of the brokerage service subsidiary and personnel costs of an additional branch opened in late 1995. The ratio of personnel expense as a percentage of average assets was 2.44% in 1997, compared to 2.62% and 2.24%, respectively, for 1996 and 1995. Salaries and employee benefits include commissions paid in the brokerage service and mortgage banking operation. As the revenues increase or decrease in these business lines, the commissions change accordingly. Also, contributions to the employee incentive bonus and ESOP pension plans are contingent upon the Company attaining certain asset growth and/or net income goals which are predetermined annually. The contributions to these plans increase or decrease in relationship to the level of asset growth and/or net income achieved.

Furniture and equipment expense increased 72% or $299,000 in 1997, compared to 12% and 11% in 1996 and 1995, respectively. The 1997 increase was related to the ongoing effort to build the Bank's infrastructure to efficiently accommodate future growth. Additional operating leases to upgrade the Bank's technology and communications equipment, as well as, to expand its ATM network increased equipment lease expense $252,000. Expense related to the reinsurance subsidiary which began operations in 1996 amounted to $180,000 in 1997 and $75,000 in 1996.

All of the other noninterest expense categories increased in 1997, 1996 and 1995. These increases are the result of the Bank's rapid growth, the opening of a new branch in late 1995, and costs related to generating noninterest income. The Bank's occupancy expense and furniture and equipment expense is anticipated to increase following the completion of the construction of the new main office building in 1998, with an estimated construction cost of $4.5 million.

The Company monitors its expense ratio and utilizes the efficiency ratio as a measure of its success in increasing revenues, while controlling expense. The expense ratio (noninterest expense minus noninterest income, excluding securities gains and losses divided by average assets) was 2.29%, 2.09% and 2.04%, respectively, for 1997, 1996 and 1995. The efficiency ratio which is calculated excluding the same items divides noninterest expense by net interest income (TE) plus noninterest income. The efficiency ratio was 61.59%, 60.61% and 59.73% for 1997, 1996 and 1995, respectively. Cost containment in 1998 and moving forward is a management priority.

PROVISION FOR INCOME TAXES. The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major differences between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit, and interest on tax-exempt securities and loans. The Company's effective tax rate was 36%, 37% and 36% in 1997, 1996 and 1995, respectively. See Note 9 to the consolidated financial statements for additional details of the Company's income tax provision.

INVESTMENT PORTFOLIO. All of the Company's investment securities are classified as available-for-sale. The carrying value of investment securities is summarized as follows:

(dollars in thousands)
                                     December 31,
Investment Category               1997            1996
-------------------               ----            ----
U.S. agencies                    $10,418         $11,341
Mortgage-backed securities         3,880           4,204
Tax-exempt securities              4,017           3,202
Equity securities                    838             398
                                 -------         -------
Total                            $19,153         $19,145
                                 =======         =======

The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 1997.

(dollars in thousands)
                                    Within        1-5          5-10      Beyond 10
Investment Category                 1 Year       Years        Years        Years        Total
-------------------                 ------       -----        -----        -----        -----
U.S. agencies                       $3,228       $5,179       $2,011           $0      $10,418
Tax-exempt securities                  477        1,918          777          845        4,017
                                    ------       ------       ------        -----      -------
Total                               $3,705       $7,097       $2,788        $ 845      $14,435
                                    ======       ======       ======        =====      =======
Weighted average yield (tax
      equivalent basis)               5.52%        6.36%        7.32%        6.95%        6.36%
                                    ======       ======       ======        =====      =======

Mortgage-backed and equity securities                                                   $4,718
                                                                                        ======
Weighted average yield of mortgage-backed and equity securities                           6.59%
                                                                                        ======

LOAN PORTFOLIO. The following table presents as of December 31, 1997 and 1996, a summary of loans outstanding by category.

(dollars in thousands)
                                          As of December 31,
                                       --------------------------
Type of Loan                            1997               1996
------------                           -------            -------
Domestic:
     Real estate:
        1-4 family residential        $ 30,396           $ 22,336
        Construction                    16,759             16,729
        Commercial                      41,210             26,077
     Commercial, financial and
        agricultural                    23,114             20,291
     Consumer                           23,579             18,379
                                      --------           --------
                                       135,058            103,812
Less: unearned interest                   (208)               (35)
                                      --------           --------
     Total loans                      $134,850           $103,777
                                      ========           ========


The following is a presentation of portfolio loans (excludes mortgage loans held for sale) by contractual maturity as of December 31, 1997.

(dollars in thousands)                        Over 1
                                  1 year      through       Over 5
Type of Loan                     or less      5 years        years         Total
------------                     -------      -------       -------       -------
Domestic:
     Real estate:
        1-4 family residential   $ 7,491      $ 2,156       $20,749      $ 30,396
        Construction              15,809          587           363      $ 16,759
        Commercial                 9,568        6,540        25,102      $ 41,210
     Commercial, financial
        and agricultural          15,044        6,256         1,814      $ 23,114
     Consumer                      7,395       11,103         5,081      $ 23,579
                                 -------      -------       -------      --------
         Total                   $55,307      $26,642       $53,109      $135,058
                                 =======      =======       =======      ========

At December 31, 1997, portfolio loans due after one year with predetermined interest rates totaled $23,654,000, and portfolio loans due after one year with floating or adjustable interest rates totaled $56,097,000.

The following table presents information regarding nonperforming assets and accruing loans which are contractually past due 90 days or more as to principal or interest payments. Nonperforming assets consist of (a) nonaccrual loans, (b) restructured loans, and (c) foreclosed and repossessed assets.

(dollars in thousands)
                                          December 31,      December 31,
Nonperforming Assets:                         1997              1996
---------------------                         ----            ------
    Nonaccrual loans                          $ 95            $  173
    Restructured loans                          82                86
    Accruing loans which are contractually
       past due 90 days or more as to
       principal and interest payments         451               935
    Foreclosed and repossessed assets          225                74
                                              ----            ------
            Total nonperforming asset         $853            $1,268
                                              ====            ======



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

Interest income that would have been earned on nonaccrual loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period amounted to $27,000 and $13,000 in 1997 and 1996, respectively. Interest income recognized on nonaccrual loans amounted to $4,000 and $5,000 in 1997 and 1996, respectively.

Potential problem loans, which are not included in nonperforming assets, were $2,814,000 of total loans at December 31, 1997, as compared to $447,000 of total loans at December 31, 1996. The increase from 1996 to 1997 is primarily due to three commercial real estate loans in the Bank's primary market totaling $2.2 million. Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by banking regulatory agencies for loans classified substandard and doubtful.

There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 1997, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

Although the Company's loan portfolio is concentrated in Montgomery County, Tennessee and the surrounding counties in Tennessee and Kentucky, management does not believe this geographic concentration presents an abnormally high risk.

SUMMARY OF LOAN LOSS EXPERIENCE. The activity in the Bank's allowance for loan losses is presented in the following table for the years ended December 31, 1997 and 1996.

(dollars in thousands)
                                       Years Ended December 31,
                                       ------------------------
                                        1997            1996
                                       ------          ------
                                       $1,544          $1,267
                                       ------          ------
Balance at beginning of period
Charge-offs:
    Real estate:
      1-4 family residential                 0               0
      Construction                           0               0
      Commercial                             0               0
    Commercial, financial and
      agricultural                         129              93
    Consumer                               212             151
                                        ------          ------
                                           341             244
                                        ------          ------
Recoveries:
    Real estate:
      1-4 family residential                 0               0
      Construction                           0               0
      Commercial                             0               0
    Commercial, financial and
      agricultural                           8              29
    Consumer                                21               7
                                        ------          ------
                                            29              36
                                        ------          ------
Net charge-offs                            312             208
                                        ------          ------
Additions charged to operations            676             485
                                        ------          ------
Balance at end of period                $1,908          $1,544
                                        ======          ======

Ratio of net charge-offs to average
    portfolio loans outstanding
    during the periods (excludes
    mortgage loans held for sale)         0.26%           0.23%
                                        ======          ======

At December 31, 1997 and 1996, the allowance for loan losses was allocated as follows:

(dollars in thousands)
                                             December 31, 1997               December 31, 1996
                                      -------------------------------  -----------------------------
                                                        % of loans                     % of loans
                                                     in each category               in each category
                                      Amount          to total loans   Amount        to total loans
                                      ------           -------------   ------        --------------
Real estate:
   1-4 family residential             $  238               22.5%       $  129              21.5%
   Construction                          170               12.4%          125              16.1%
   Commercial                            425               30.5%          160              25.1%
Commercial, financial & agricultural     317               17.1%          265              19.6%
Consumer                                 303               17.5%          231              17.7%
Unallocated                              455                 N/A          634                N/A
                                      ------               -----       ------              -----
          Total                       $1,908                100%       $1,544               100%
                                      ======               =====       ======              =====




DEPOSITS. The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

(dollars in thousands)
                                            Year Ended                    Year Ended
                                         December 31, 1997             December 31, 1996
                                     ------------------------      ------------------------
                                     Average         Average       Average         Average
Deposit Category                      Amount        Rate Paid       Amount        Rate Paid
----------------                      ------        ---------       ------        ---------
Non interest-bearing demand         $ 17,071             0        $ 15,747             0
Interest checking                      9,757          2.07%          8,523          2.09%
Money market accounts                 21,911          4.21%         19,656          4.31%
Savings deposits                       5,188          2.47%          4,976          2.46%
Retirement accounts                    3,479          5.38%          3,227          5.51%
Certificates of deposit               68,728          5.86%         53,626          5.92%
                                    --------                      --------
        Total                       $126,134                      $105,755
                                    ========                      ========

The following table presents the amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the years ended December 31, 1997 and 1996.

(dollars in thousands)
                          December 31,       December 31,
                             1997               1996
                           -------             ------
3 months or less           $ 3,178             $1,984
3 to 6 months                2,482                629
6 to 12 months               3,379              2,854
over 12 months               2,632                743
                           -------             ------
Total                      $11,671             $6,210
                           =======             ======



RETURN ON EQUITY AND ASSETS. Return on average assets (ROA), return on average stockholders' equity (ROE), average equity to average assets ratio, and dividend payout ratio for the periods indicated are as follows:

                                               Years Ended December 31,
                                               ------------------------
                                                 1997             1996
                                                -----           -----
Return on average assets                         1.55%           1.76%
Return on average equity                        18.65%          20.27%
Average equity to average assets ratio           8.33%           8.69%
Dividend payout ratio                           29.54%          26.04%




SHORT-TERM BORROWINGS. The Company did not have any category of short-term borrowings for which the average balance outstanding during the reported periods was 30 percent or more of stockholders' equity at the end of the reported periods.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Heritage Financial Services, Inc.


We have audited the consolidated balance sheets of Heritage Financial Services, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Services, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage servicing rights in 1996.


                                       HEATHCOTT & MULLALY, P.C.


January 14, 1998

--------------------------------------------------------------------------------
                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 1997 and 1996
--------------------------------------------------------------------------------


Assets                                                              1997                 1996
--------------------------------------------------------------------------------------------------
Cash and due from banks                                        $   4,531,237            3,598,438
Securities, available-for-sale, at fair value                     19,153,082           19,144,724
Mortgage loans held for sale                                         631,486            2,333,480
Loans                                                            134,850,045          103,777,428
Allowance for loan losses                                         (1,908,420)          (1,544,123)
--------------------------------------------------------------------------------------------------

        Net loans                                                132,941,625          102,233,305
--------------------------------------------------------------------------------------------------
Premises and equipment                                             5,461,051            2,490,820
Accrued interest receivable                                        1,584,622            1,293,007
Deferred income taxes                                                590,213              571,797
Foreclosed and repossessed assets                                    225,132               73,450
Other assets                                                         964,434            1,044,426
--------------------------------------------------------------------------------------------------

        Total assets                                           $ 166,082,882          132,783,447
==================================================================================================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------
Deposits:
        Noninterest-bearing                                    $  18,821,225           17,184,748
        Interest-bearing                                         115,559,087           98,126,860
--------------------------------------------------------------------------------------------------

        Total deposits                                           134,380,312          115,311,608
--------------------------------------------------------------------------------------------------
Federal funds purchased and other short-term borrowings            8,150,000            4,850,000
Long-term borrowings                                               8,785,688              183,159
Accrued interest payable                                             555,956              442,872
Other liabilities                                                    958,275              732,606
--------------------------------------------------------------------------------------------------

        Total liabilities                                        152,830,231          121,520,245
--------------------------------------------------------------------------------------------------
Stockholders' equity:
        Common stock, $2.00 par value. Authorized
          1,000,000 shares; issued 568,574 shares
          in 1997 and 551,367 shares in 1996                       1,137,147            1,102,734
        Additional paid-in capital                                 5,078,587            4,842,482
        Retained earnings                                          6,980,416            5,358,522
        Unrealized gains (losses) on securities
          available-for-sale, net                                     56,501              (40,536)
--------------------------------------------------------------------------------------------------

        Total stockholders' equity                                13,252,651           11,263,202
--------------------------------------------------------------------------------------------------

        Total liabilities and stockholders' equity             $ 166,082,882          132,783,447
==================================================================================================



See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

                                                                1997            1996          1995
-----------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                                   $ 12,453,155       9,741,973     7,479,626
   Investment securities:
       Taxable                                                  994,678         930,172     1,129,585
       Tax-exempt                                               168,158         171,462       192,492
   Federal funds sold                                                --           2,534         8,452
-----------------------------------------------------------------------------------------------------

        Total interest income                                13,615,991      10,846,141     8,810,155
-----------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                   5,468,212       4,500,893     3,669,951
   Other                                                        453,887         128,590        71,267
-----------------------------------------------------------------------------------------------------

        Total interest expense                                5,922,099       4,629,483     3,741,218
-----------------------------------------------------------------------------------------------------

        Net interest income                                   7,693,892       6,216,658     5,068,937
Provision for loan losses                                       675,700         485,000       374,000
-----------------------------------------------------------------------------------------------------

        Net interest income after provision
             for loan losses                                  7,018,192       5,731,658     4,694,937
-----------------------------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts                        1,555,017       1,383,177     1,323,463
   Mortgage banking activities                                  696,312         854,934       490,156
   Net securities gains (losses)                                 (2,376)         83,126         1,986
   Brokerage fees                                               365,321         273,029        82,180
   Life and disability insurance premiums                       258,395          80,716            --
   Other                                                        752,598         770,186       632,636
-----------------------------------------------------------------------------------------------------

        Total noninterest income                              3,625,267       3,445,168     2,530,421
-----------------------------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits                             3,617,344       3,129,271     2,280,444
   Occupancy                                                    548,209         487,334       407,443
   Furniture and equipment                                      716,445         417,587       372,519
   Data processing                                              469,602         412,363       365,478
   Advertising and public relations                             301,479         280,536       262,834
   Life and disability insurance benefits and expenses          179,629          75,250            --
   Other                                                      1,185,816       1,050,800       909,915
-----------------------------------------------------------------------------------------------------

        Total noninterest expenses                            7,018,524       5,853,141     4,598,633
-----------------------------------------------------------------------------------------------------

        Income before income taxes                            3,624,935       3,323,685     2,626,725
-----------------------------------------------------------------------------------------------------
Income taxes                                                  1,322,991       1,218,685       939,816
-----------------------------------------------------------------------------------------------------

        Net income                                         $  2,301,944       2,105,000     1,686,909
=====================================================================================================
Net income per share                                       $       4.15            3.93          3.23
Net income per share - assuming dilution                           4.11            3.84          3.12
=====================================================================================================
Average number of common shares                                 554,204         535,407       522,587
Average number of common shares - assuming
   dilution                                                     560,162         547,900       540,001
=====================================================================================================



See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

                                                                                             UNREALIZED
                                                                ADDITIONAL                      GAINS
                                                 COMMON          PAID-IN        RETAINED     (LOSSES) ON        TOTAL
                                                  STOCK          CAPITAL        EARNINGS      SECURITIES        EQUITY
------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                    1,028,254       4,369,908       2,511,126      (453,022)       7,456,266
Dividends declared, $0.75 per share                    --              --        (397,128)           --         (397,128)
Exercise of stock options                          30,840         123,360              --            --          154,200
Purchase and retirement of common stock               (80)           (920)             --            --           (1,000)
Issuance of common stock                              230           2,645              --            --            2,875
Change in unrealized loss on securities
  available-for-sale                                   --              --              --       444,865          444,865
Net income                                             --              --       1,686,909            --        1,686,909
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                    1,059,244       4,494,993       3,800,907        (8,157)       9,346,987
Dividends declared, $1.00 per share                    --              --        (547,385)           --         (547,385)
Issuance of common stock                            3,584          50,176              --            --           53,760
Exercise of stock options                          25,694         108,776              --            --          134,470
Purchase and retirement of common stock            (2,990)        (37,993)             --            --          (40,983)
Shares issued under employee benefit plan          17,202         226,530              --            --          243,732
Change in unrealized loss on securities
  available-for-sale                                   --              --              --       (32,379)         (32,379)
Net income                                             --              --       2,105,000            --        2,105,000
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                  $ 1,102,734       4,842,482       5,358,522       (40,536)      11,263,202
Dividends declared, $1.20 per share                    --              --        (680,050)           --         (680,050)
Issuance of common stock                            3,744          56,156              --            --           59,900
Exercise of stock options                          29,006         136,024              --            --          165,030
Purchase and retirement of common stock            (3,963)        (93,626)             --            --          (97,589)
Shares issued under employee benefit plan           5,626         137,551              --            --          143,177
Change in unrealized gain (loss) on
  securities available-for-sale                        --              --              --        97,037           97,037
Net income                                             --              --       2,301,944            --        2,301,944
------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                  $ 1,137,147       5,078,587       6,980,416        56,501       13,252,651
========================================================================================================================

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

Increase (decrease) in cash and due from banks                        1997             1996             1995
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                  $  2,301,944        2,105,000        1,686,909
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Deferred income tax benefit                                (73,000)        (117,000)        (117,000)
           Depreciation and amortization                              359,288          356,122          366,113
           Net securities (gains) losses                                2,375          (83,126)          (1,986)
           Provision for loan losses                                  675,700          485,000          374,000
           Net accretion of securities                                (95,396)        (106,613)         (77,646)
           Mortgage loans originated for sale                     (37,526,362)     (40,324,099)     (25,763,263)
           Proceeds from sale of mortgage loans                    39,228,356       39,686,899       25,405,147
           Increase in accrued interest receivable                   (291,615)        (350,381)        (178,026)
           Increase in accrued interest payable                       113,084           24,202          126,991
           Increase in other liabilities                              227,783          215,871           55,779
           Other, net                                                (143,939)        (227,479)        (104,349)
---------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                   4,778,218        1,664,396        1,772,669
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from sales of securities available-for-sale             927,040        3,428,727        1,417,813
     Maturities and redemptions of securities
        available-for-sale                                          2,476,502        2,128,530        1,660,240
     Maturities and redemptions of securities
        held-to-maturity                                                   --               --          745,743
     Purchases of securities available-for-sale                    (3,115,758)      (2,762,675)      (1,478,906)
     Purchases of securities held-to-maturity                              --               --         (617,177)
     Advances to limited liability company                                 --           (2,662)        (485,157)
     Net increase in other loans                                  (31,384,020)     (23,415,947)     (17,571,893)
     Purchases of premises and equipment, net                      (3,310,883)        (463,995)        (210,282)
---------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                     (34,407,119)     (21,088,022)     (16,539,619)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Increase in deposits                                          19,068,704       15,253,430       14,972,753
     Increase in federal funds purchased and
        other short-term borrowings                                 3,300,000        3,450,000          280,000
     Repayment of long-term borrowings                                (43,221)         (37,633)         (38,784)
     Proceeds from long-term borrowings                             8,645,750               --               --
     Proceeds from issuance of common stock                           224,930          188,230          157,075
     Shares issued under employee benefit plan                        143,177          243,732               --
     Purchase and retirement of common stock                          (97,590)         (40,983)          (1,000)
     Cash dividends paid                                             (680,050)        (547,385)        (397,128)
---------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                  30,561,700       18,509,391       14,972,916
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
   due from banks                                                     932,799         (914,235)         205,966
Cash and due from banks at beginning of year                        3,598,438        4,512,673        4,306,707
---------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of year                           $  4,531,237        3,598,438        4,512,673
===============================================================================================================
Supplemental disclosures of cash flow information:
     Cash paid during year for interest                          $  5,809,015        4,629,483        3,614,227
     Cash paid during year for income taxes                      $  1,436,788        1,416,594        1,059,102
===============================================================================================================

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
--------------------------------------------------------------------------------


  (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL
         Heritage Financial Services, Inc., through its subsidiary, Heritage Bank, provides a variety of banking and investment services to individuals and businesses from its seven locations in Clarksville and Montgomery County, Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans. The Bank provides investment services through Heritage Investment Center, Inc., insurance services through Central Life Insurance Company, and consumer loans through Advance Credit Company Inc., wholly-owned subsidiaries of the Bank (see Note 16). The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry. The significant policies are summarized as follows:

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

         MORTGAGE LOANS HELD FOR SALE
         Certain mortgage loans held for sale to permanent investors are stated at lower of cost or market in the aggregate with respect to the entire portfolio. At December 31, 1997, cost approximates the market value of such loans.

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

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         PER SHARE AMOUNTS
         Earnings per share (EPS) is calculated in accordance with Statement of Financial Accounting Standards (SFAS) NO. 128, issued in February, 1997. The statement requires the dual presentation of basic and diluted EPS on the income statement. Basic EPS excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. All prior period EPS data has been restated to reflect implementation of this statement.

         MORTGAGE SERVICING RIGHTS
         Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122, among other provisions, requires the recognition of originated mortgage servicing rights (OMSRs) as assets by allocating the carrying value between the loan and the servicing rights based on their fair value. To determine the fair value of the servicing rights created, the Company uses market prices under comparable servicing sale contracts. The OMSRs are being amortized as noninterest expense over the period of estimated net servicing revenues. The Company has no purchased mortgage servicing rights.

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

         TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES
         Effective January 1, 1997, the Company Adopted SFAS NO. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement, which supercedes SFAS No. 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers of assets that are secured borrowings. The adoption of SFAS 125 did not have a material effect on the Company's financial position or results of operations.

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

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
         Securities (including mortgage-backed securities) - Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

         Short-Term Borrowings - The carrying amounts of short-term borrowings approximate their fair values.

         Long-Term Borrowings - The fair values of long-term borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Accrued Interest - The carrying amounts of accrued interest approximate their fair values.

         Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

         EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." The statement establishes standards for disclosing information about an entity's capital structure and applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, "Omnibus Opinion - 1966", and No. 15, "Earnings Per Share", and SFAS No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to those standards. This statement is effective for financial statements for periods ending after December 15, 1997. This statement contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions Nos. 10 and 15 and SFAS No. 47. The adoption of the provisions of this statement is not expected to have a material impact on the Company.

         In July 1997, the FASB issued SFAS No. 130, "Comprehensive Income".
         The statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. This statement requires that companies (i) classify items of other comprehensive income by their nature in a financial statements and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED
         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". This statement becomes effective for the Bank's fiscal year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of this statements is not expected to have a material impact on the Company.

  (2)    RESTRICTED CASH BALANCES

         The Company's subsidiary bank is required to maintain reserves, in the form of cash and due from banks against its deposit liabilities. Aggregate reserves of $803,000 were required to be maintained to satisfy federal regulatory requirements at December 31, 1997.

  (3)    INVESTMENT SECURITIES

         The following table reflects the amortized cost and fair values of investment securities held at December 31, 1997 and 1996.

                                                                  1997
         -------------------------------------------------------------------------------------------------------------------------
                                                                                 GROSS                GROSS
                                                         AMORTIZED             UNREALIZED           UNREALIZED              FAIR
         AVAILABLE-FOR-SALE                                COST                  GAINS                LOSSES               VALUE
         -------------------------------------------------------------------------------------------------------------------------
         U.S. agencies                                  $10,420,563               62,584               65,110           10,418,037
         Mortgage-backed:
            U.S. agencies                                 3,876,781               50,078               46,497            3,880,362
         Tax-exempt securities                            3,929,241               87,253                   11            4,016,483
         Equity securities                                  838,200                    -                    -              838,200
         -------------------------------------------------------------------------------------------------------------------------

                                                        $19,064,785              199,915              111,618           19,153,082
         =========================================================================================================================

                                                                 1996
         -------------------------------------------------------------------------------------------------------------------------
                                                                                GROSS                GROSS
                                                        AMORTIZED             UNREALIZED           UNREALIZED              FAIR
         AVAILABLE-FOR-SALE                               COST                  GAINS                LOSSES               VALUE
         -------------------------------------------------------------------------------------------------------------------------
         U.S. agencies                                  $11,446,346               26,608              132,153           11,340,801
         Mortgage-backed:
            U.S. agencies                                 4,230,377               52,500               78,686            4,204,191
         Tax-exempt securities                            3,133,226               72,552                4,146            3,201,632
         Equity securities                                  398,100                    -                    -              398,100
         -------------------------------------------------------------------------------------------------------------------------

                                                        $19,208,049              151,660              214,985           19,144,724
         =========================================================================================================================

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (3)    INVESTMENT SECURITIES, CONTINUED

         The amortized cost and fair value of debt securities at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                                        AMORTIZED               FAIR
                                                                                          COST                 VALUE
                                                                                      ---------------------------------
             Available-for-Sale:
               Due in one year or less                                                  $3,717,635            3,704,827
               Due after one through five years                                          4,982,952            4,984,609
               Due after five through ten years                                          4,816,239            4,901,082
               Due after ten years                                                         832,978              844,002
               Mortgage-backed securities                                                3,876,781            3,880,362
                                                                                       --------------------------------

                                                                                       $18,226,585           18,314,882
                                                                                       ================================

         Securities carried at $6,052,000 and $5,396,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

         For the years ended December 31, 1997, 1996 and 1995, the Company had gross realized gains from sales of securities available-for-sale of $7,790, $85,988 and $3,142 respectively, and gross realized losses of $10,165, $2,862, and $827, respectively.

  (4)    LOANS

         A summary of loans outstanding by category follows:

                                                                                                   1997                 1996
         ------------------------------------------------------------------------------------------------------------------------
         Real estate:
            1 to 4 family residential properties                                               $ 30,396,000           22,336,000
             Construction                                                                        16,759,000           16,729,000
             Commercial                                                                          41,210,000           26,077,000
         Commercial, financial and agricultural                                                  23,114,000           20,291,000
         Consumer                                                                                23,579,045           18,379,428
         ------------------------------------------------------------------------------------------------------------------------
                                                                                                135,058,045          103,812,428
         Less unearned interest                                                                    (208,000)             (35,000)
         ------------------------------------------------------------------------------------------------------------------------

                  Total loans                                                                  $134,850,045          103,777,428
         ========================================================================================================================

         At December 31, 1997 and 1996, the Bank had loans amounting to $95,270 and $173,065, respectively that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $30,000 and $26,000 at December 31, 1997 and 1996, respectively. The average balance of these loans amounted to approximately $186,000, $107,000 and $41,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of interest income recognized on these loans was not material to the Bank's results of operations.

         Certain parties (principally directors and officers of the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Bank in the ordinary course of business. The outstanding balances of such loans totaled $3,675,182 and $1,907,677 as of December 31, 1997 and 1996, respectively. During 1997, $3,729,194 of new loans were made and repayments amounted to $1,961,689. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

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

                                                                                          CONTRACT OR
                                                                                            NOTIONAL
                                                                                             AMOUNT
                                                                                           -----------
Financial instruments whose contract amounts represent credit risk:
     Commitments to extend credit                                                          $16,054,000
     Standby letters of credit                                                                 662,000


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

         The Bank primarily serves customers located in Montgomery County, Tennessee and surrounding areas. As such, the Bank's loans, commitments, and stand-by letters of credit have been granted to customers in that area. The area's largest employer is the United States Army base at Fort Campbell which employs approximately 23,000 military personnel and 5,000 civilians. Concentration of credit by type of loan is presented in Note 4.

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
--------------------------------------------------------------------------------

  (6)    ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are as follows:

                                                                             1997                 1996                 1995
         -----------------------------------------------------------------------------------------------------------------------
         BALANCE AT BEGINNING OF YEAR                                     $1,544,123            1,267,252            1,022,732
            Provision charged to operating expenses                          675,700              485,000              374,000
            Loan losses:
                Loans charged off                                           (341,023)            (244,581)            (149,605)
                Recoveries on loans previously charged off                    29,620               36,452               20,125
         -----------------------------------------------------------------------------------------------------------------------

         BALANCE AT END OF YEAR                                           $1,908,420            1,544,123            1,267,252
         =======================================================================================================================


  (7)    PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

         Annual provisions for depreciation and amortization totaled $340,173, $339,916, and $353,381 for 1997, 1996 and 1995, respectively. The following is a summary of bank premises and equipment as of December 31, 1997 and 1996:

                                                                                                     1997                 1996
         ------------------------------------------------------------------------------------------------------------------------
         Land                                                                                     $  934,809              934,809
         Buildings                                                                                   884,868              884,868
         Furniture and equipment                                                                   1,676,983            1,531,771
         Leasehold improvements                                                                      366,547              348,010
         Construction in progress                                                                  3,410,278              293,299
         ------------------------------------------------------------------------------------------------------------------------
                                                                                                   7,273,485            3,992,757
         Less allowance for depreciation and amortization                                          1,812,434            1,501,937
         ------------------------------------------------------------------------------------------------------------------------

                                                                                                  $5,461,051            2,490,820
         ========================================================================================================================

         During 1996, construction was begun on a new main office building. Total expenditures for the building are expected to be approximately $4,500,000 with completion scheduled for 1998.

         Included in construction in progress is $68,083 and $3,097 in 1997 and 1996, respectively of capitalized interest expense related to the carrying cost of the construction in progress.

         Rent expense for 1997, 1996 and 1995 was $523,458, $246,994, and
         $148,372, respectively. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997 are as follows:

                 Year Ending
                 December 31,                                      Amount
                 ------------                                     -------
                   1998                                           515,582
                   1999                                           412,727
                   2000                                           292,341
                   2001                                           203,043
                   2002                                            38,231
               Later years                                          6,050

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (8)    DEPOSITS

         A summary of deposits at December 31, 1997 and 1996 follows:


                                                                                                 1997                 1996
         ------------------------------------------------------------------------------------------------------------------------
         Noninterest-bearing demand                                                          $ 18,821,225           17,184,748
         Interest checking                                                                     10,485,366            9,467,575
         Money market accounts                                                                 22,353,707           20,755,654
         Savings                                                                                5,195,774            5,471,362
         Retirement accounts                                                                    3,546,987            3,298,158
         Certificates of deposit of $100,000 or more                                           11,670,621            6,210,047
         Other time                                                                            62,306,632           52,924,064
         ------------------------------------------------------------------------------------------------------------------------

                                                                                             $134,380,312          115,311,608
         ========================================================================================================================

         Interest expense on deposits of $100,000 or more amounted to $540,637, $382,048 and $263,370 in 1997, 1996 and 1995, respectively.


  (9)    INCOME TAXES

         The provision for income taxes consists of the following:

                                                                                 1997                 1996                 1995
         -------------------------------------------------------------------------------------------------------------------------
         CURRENT:           Federal                                           $1,174,841            1,118,052              877,376
                            State                                                221,150              217,633              179,440
         -------------------------------------------------------------------------------------------------------------------------
              Total current                                                    1,395,991            1,335,685            1,056,816
         -------------------------------------------------------------------------------------------------------------------------
         DEFERRED:          Federal                                              (61,500)             (98,500)             (98,500)
                            State                                                (11,500)             (18,500)             (18,500)
         -------------------------------------------------------------------------------------------------------------------------
              Total deferred                                                     (73,000)            (117,000)            (117,000)
         -------------------------------------------------------------------------------------------------------------------------

              Total provision for income taxes                                $1,322,991            1,218,685              939,816
         =========================================================================================================================

         The sources of deferred income taxes (benefits) and the tax effect of each follows:

                                                                                 1997                 1996                 1995
         --------------------------------------------------------------------------------------------------------------------------
         Provision for loan losses                                             $(119,000)             (98,500)             (84,000)
         Depreciation                                                             (8,500)             (24,500)             (40,000)
         Mortgage servicing rights                                                53,000               13,000                    -
         Other, net                                                                1,500               (7,000)               7,000
         --------------------------------------------------------------------------------------------------------------------------

                                                                               $ (73,000)            (117,000)            (117,000)
         ==========================================================================================================================

         The tax effects of each type of temporary difference that gives rise to net deferred tax assets are as follows:

                                                                                                      1997                 1996
         -------------------------------------------------------------------------------------------------------------------------
         Allowance for loan losses                                                                  $624,260              505,260
         Property and equipment                                                                       70,000               61,500
         Mortgage servicing rights                                                                   (66,000)             (13,000)
         Other, net                                                                                   (6,260)              (4,760)
         Unrealized losses on securities                                                             (31,787)              22,797
         -------------------------------------------------------------------------------------------------------------------------

                                                                                                    $590,213              571,797
         =========================================================================================================================

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (9)    INCOME TAXES, CONTINUED

         A reconciliation of the provision for income taxes with the amount of income taxes computed at the federal statutory rate (34%) follows:

                                                                                1997                 1996                 1995
         -------------------------------------------------------------------------------------------------------------------------
         Tax expense at statutory rate                                       $1,224,057            1,130,053              893,087
         Increase (decrease) in taxes resulting from:
            Tax exempt interest                                                 (57,153)             (60,983)             (78,598)
            Disallowed interest expense                                           9,703                8,895               11,768
            State income taxes, net of federal tax benefit                      138,369              131,428              106,220
            Other, net                                                            8,015                9,292                7,339
         -------------------------------------------------------------------------------------------------------------------------

              Total provision for income taxes                               $1,322,991            1,218,685              939,816
         =========================================================================================================================


  (10)   LONG-TERM BORROWINGS

         The Bank obtains various short-term and long-term advances from the Federal Home Loan Bank of Cincinnati (FHLB) under Blanket agreements for Advances and Security Agreements (Agreements). The Agreements entitle the Bank to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. At December 31, 1997, the Bank had lines of credit from the FHLB totaling $5.0 million, of which $4.9 million was undrawn and available. Of the long-term advances at December 31, 1997, $138,000 were at fixed rates ranging from 4.90% to 6.35%, and $8,648,000 were London Interbank Offered Rate (LIBOR-based) floating-rate borrowings at a weighted-average rate of 5.80%. FHLB advances are collateralized by the Bank's FHLB stock amounting to $818,200 and certain single-family first mortgage loans in the approximate amount of $20.7 million. The long-term advances provide for scheduled monthly payments but may be prepaid at the option of the Bank with the payment of a premium. The floating rate advances may generally be prepaid at any monthly anniversary date at the current outstanding principal balance.

         Maturities of the FHLB advances are as follows:

                 1998                                       $   42,153
                 1999                                           18,940
                 2000                                           14,850
                 2001                                        2,027,177
                 2002                                           16,139
             Later years                                     6,666,429
                                                            ----------

                                                            $8,785,688
                                                            ==========


  (11)   MORTGAGE SERVICING RIGHTS

         The outstanding balance of loans serviced for others was $13,234,000 and $3,054,000 at December 31, 1997 and 1996, respectively. Mortgage servicing rights of $155,800, and $33,100 were capitalized in 1997 and 1996, respectively. Amortization of those rights amounted to $14,400 in 1997 and $1,000 in 1996. The Company had no capitalized servicing rights prior to 1996.

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (12)   STOCK COMPENSATION PLANS

         The Company has two stock option plans, an Employee Stock Option Plan and an Incorporator Stock Option Plan, which are described below. As discussed in Note 1, The Company will continue to apply APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the Company's plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income would have been reduced by $15,000 ($.03 per share) in 1997 and $14,000 ($.03 per share) in 1996.

         The fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: dividend yield of 4.0 percent, expected volatility of 34 percent, risk-free interest rate of 6 percent, and expected lives of 5 years.

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

         Incorporator Stock Option Plan - Adopted in 1989, this plan provides for the granting of options to purchase up to 35,000 shares for $10 per share (the fair value of the stock at the grant date). As of December 31, 1997, all shares granted under this plan have been exercised.

         A summary of the status of the Company's stock option plans for the three years ended December 31, 1997 and changes during those years is presented below.

                                                                                                                       WEIGHTED-
                                                                                                                        AVERAGE
                                                                           TOTAL OPTION           EXERCISABLE           EXERCISE
                                                                              SHARES                 SHARES              PRICE
         -------------------------------------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1994                                56,270               45,270             11.07
         Options which became exercisable                                          -                   1,500             14.00
         Exercised                                                              (15,420)             (15,420)            10.00
         -------------------------------------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1995                                40,850               31,350             11.47
         Options which became exercisable                                          -                   1,500             14.00
         Granted                                                                 10,050                 -                25.00
         Exercised                                                              (12,847)             (12,847)            10.47
         -------------------------------------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1996                                38,053               20,003             11.47
         Options which became exercisable                                          -                   2,000             16.75
         Granted                                                                 11,069                 -                36.61
         Exercised                                                              (14,503)             (14,503)            11.38
         -------------------------------------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1997                                34,619                7,500             23.84
         =========================================================================================================================

         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1997 is $9.77.

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (12)   STOCK COMPENSATION PLANS, CONTINUED

         The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 1997:

                                                            AVERAGE
                EXERCISE               NUMBER              REMAINING            NUMBER
                 PRICE              OUTSTANDING              LIFE             EXERCISABLE
               ----------           -----------            ----------         -----------

                  10                  7,000              1.5 years              7,000
                  12                  3,000              2.5 years                 -
                  18                  3,500              6.3 years                 -
                  25                 10,050              5.6 years                500
                  32                  8,069              4.0 years                 -
                  49                  3,000              9.7 years                 -

         The effect of these options after applying the "treasury stock" method was to increase average common shares outstanding by 5,958 in 1997, 12,493 in 1996, and 17,414 in 1995.


  (13)   OTHER NONINTEREST INCOME AND EXPENSES

         Included in other noninterest income are fees for account receivable processing of $317,991 in 1997, $151,709 in 1996, and $264,875 in 1995.

         A summary of other noninterest expenses is as follows:

                                              1997             1996           1995
         ----------------------------------------------------------------------------
         Communications                    $  216,160          206,564        157,882
         Supplies                             285,693          235,702        157,844
         FDIC and general insurance            48,139           38,646        131,361
         Other                                635,824          569,888        462,828
         ----------------------------------------------------------------------------

                                           $1,185,816        1,050,800        909,915
         ============================================================================


  (14)   EMPLOYEE BENEFITS

         During 1992 the Company established a noncontributory Employee Stock Ownership Plan ("ESOP"), which covers substantially all employees. Employer contributions to the ESOP are determined annually by the board of directors and amounted to $143,750 in 1997, $131,250 in 1996 and $110,000 in 1995.

         The Company does not provide postretirement or postemployment benefits other than those mentioned above.


  (15)   STOCKHOLDERS' EQUITY

         Funds for cash distributions to shareholders and normal operating expenses of the Company are derived primarily from dividends from the subsidiary bank. The subsidiary is subject to federal and state statutes and regulations that impose restrictions on the amount of dividends that can be declared without prior regulatory approval. At December 31, 1997, approximately $6,194,000 of retained earnings was available for dividend declaration without prior regulatory approval.

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (15)   STOCKHOLDERS' EQUITY, CONTINUED

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

         In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered "undercapitalized", "adequately capitalized", and "well capitalized". As of December 31, 1997 the most recent notification from the bank's regulatory authority categorized the bank as "well capitalized". There are no conditions or events since that notification that management believes have changed the bank's category.

         The bank's capital amounts and ratios at December 31, 1997 were as follows:

                                                            REQUIRED
                                                              TO BE              REQUIRED
                                                           ADEQUATELY           TO BE WELL             BANK'S
                                                           CAPITALIZED          CAPITALIZED            ACTUAL
                            ------------------------------------------------------------------------------------
                          Amount
                            Tier I leverage                 6,618,000            8,273,000           12,210,000
                            Tier I risk-based               5,397,000            6,746,000           12,210,000
                            Total risk-based               10,794,000           13,492,000           13,899,000
                          Ratio
                            Tier I leverage                     4.00%                5.00%                7.38%
                            Tier I risk-based                   4.00%                6.00%                9.05%
                            Total risk-based                    8.00%               10.00%               10.30%

  (16)   BANK SUBSIDIARIES

         Heritage Investment Corporation (the Corporation) was incorporated March 1, 1995, as a wholly-owned subsidiary of Heritage Bank. The only asset of the Corporation is 40.5 percent of Bi-Banc Industrial Development, L.L.C. (the LLC). The purpose of the LLC is to build for speculative sale an industrial building in Clarksville, Tennessee. The Bank has advanced approximately $490,000 to the LLC as its share of construction costs. That amount is carried in the balance sheet in other assets. In January, 1998, the LLC entered into a contract to sell the industrial building. The net proceeds to Heritage Investment Corporation is expected to amount to approximately $600,000. The revenues from this transaction are not included in the 1997 results of operations.

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (16)   BANK SUBSIDIARIES, CONTINUED

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

         Advance Credit Company, Inc. (Advance Credit) began operations in June, 1997 as a wholly-owned subsidiary of the Bank. Advance Credit is located in Clarksville, Tennessee and originates traditional consumer finance loans.


  (17)   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments are as follows:

                                                             DECEMBER 31, 1997                         DECEMBER 31, 1996
                                                   -------------------------------------------------------------------------------
                                                        CARRYING               FAIR               CARRYING               FAIR
                                                         AMOUNT               VALUE                AMOUNT               VALUE
                                                   -------------------------------------------------------------------------------
         Financial assets:
            Cash and cash equivalents                $  4,531,237            4,531,237            3,598,438            3,598,438
            Securities                                 19,153,082           19,153,082           19,144,724           19,144,724
            Loans receivable                          134,850,045          135,216,000          103,777,428          104,730,000


         Financial liabilities:
            Deposits                                 $134,380,312          134,264,000          115,311,608          115,546,000
            Short-term borrowings                       8,150,000            8,150,000            4,850,000            4,850,000
            Long-term borrowings                        8,785,688            8,785,000              183,159              180,000

         Off-balance sheet instruments:
                                                        NOTIONAL               FAIR               NOTIONAL               FAIR
                                                         AMOUNT               VALUE                AMOUNT               VALUE
                                                   ------------------------------------------------------------------------------
            Loan commitments                         $ 16,054,000               -                18,611,000               -
            Letters of credit                             662,000               -                   740,000               -

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (18)   PARENT COMPANY FINANCIAL INFORMATION

         Following are condensed balance sheets of Heritage Financial Services, Inc. (parent company only) as of December 31, 1997 and 1996, and the related condensed statements of operations and cash flows for the three years ended December 31, 1997.

         CONDENSED BALANCE SHEETS
         DECEMBER 31,                                                     1997               1996
         -------------------------------------------------------------------------------------------
         ASSETS:
         Cash                                                         $   415,626            345,159
         Securities available-for-sale                                     20,000                 --
         Investment in subsidiary bank, at equity                      12,812,124         10,909,369
         Other assets                                                       5,901              9,674
         -------------------------------------------------------------------------------------------

             TOTAL ASSETS                                             $13,253,651         11,264,202
         ===========================================================================================

         LIABILITIES AND STOCKHOLDERS' EQUITY:
         Other liabilities                                            $     1,000              1,000

         Stockholders' equity:
              Common stock, $2.00 par value                             1,137,147          1,102,734
              Additional paid-in capital                                5,078,587          4,842,482
              Retained earnings                                         6,980,416          5,358,522
              Unrealized gains (losses) on AFS securities, net             56,501            (40,536)
         -------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                               13,252,651         11,263,202
         -------------------------------------------------------------------------------------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $13,253,651         11,264,202
         ===========================================================================================


         CONDENSED STATEMENTS OF OPERATIONS
         YEARS ENDED DECEMBER 31,                             1997              1996             1995
         -----------------------------------------------------------------------------------------------
         INCOME:
              Dividends from subsidiary                    $  500,000           400,000          400,000
              Other income                                         --            12,381           12,505
         -----------------------------------------------------------------------------------------------
                   TOTAL INCOME                               500,000           412,381          412,505
         -----------------------------------------------------------------------------------------------
         EXPENSES:
              Other expenses                                    5,771             9,253            9,253
         -----------------------------------------------------------------------------------------------
         NET INCOME BEFORE INCOME TAXES AND EQUITY
            IN UNDISTRIBUTED INCOME OF SUBSIDIARY             494,229           408,419          403,252
         INCOME TAX EXPENSE (BENEFIT)                          (2,000)            4,000              656
         -----------------------------------------------------------------------------------------------
         NET INCOME BEFORE EQUITY IN
            UNDISTRIBUTED EARNINGS OF SUBSIDIARY              496,229           404,419          402,596
         EQUITY IN UNDISTRIBUTED EARNINGS
            OF SUBSIDIARY                                   1,805,715         1,700,581        1,284,313
         -----------------------------------------------------------------------------------------------

         NET INCOME                                        $2,301,944         2,105,000        1,686,909
         ===============================================================================================

--------------------------------------------------------------------------------
                  HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

  (18)   PARENT COMPANY FINANCIAL INFORMATION, CONTINUED

         CONDENSED STATEMENTS OF CASH FLOWS
         YEARS ENDED DECEMBER 31,                                    1997               1996               1995
         ----------------------------------------------------------------------------------------------------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                          $ 2,301,944          2,105,000          1,686,909
              Adjustments to reconcile net income to
                net cash provided by operating activities:
                Equity in undistributed earnings
                   of subsidiary                                   (1,805,715)        (1,700,581)        (1,284,313)
                Other, net                                              3,771             41,986              8,884
         ----------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                    500,000            446,405            411,480
         ----------------------------------------------------------------------------------------------------------
         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of securities available-for-sale               (20,000)                --                 --
         ----------------------------------------------------------------------------------------------------------
         NET CASH USED BY INVESTING ACTIVITIES                        (20,000)                --                 --
         ----------------------------------------------------------------------------------------------------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from issuance of common stock                  224,930            188,230            157,075
              Shares issued under employee benefit plan               143,177            243,732                 --
              Purchase and retirement of common stock                 (97,590)           (40,983)            (1,000)
              Capital contributed to subsidiary                            --                 --           (150,000)
              Cash dividends paid                                    (680,050)          (547,385)          (397,128)
         ----------------------------------------------------------------------------------------------------------
         NET CASH USED BY FINANCING ACTIVITIES                       (409,533)          (156,406)          (391,053)
         ----------------------------------------------------------------------------------------------------------
         NET INCREASE IN CASH                                          70,467            289,999             20,427
         CASH AT BEGINNING OF YEAR                                    345,159             55,160             34,733
         ----------------------------------------------------------------------------------------------------------

         CASH AT END OF YEAR                                      $   415,626            345,159             55,160
         ==========================================================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information with respect to the directors and executive officers is incorporated herein by reference to the proxy statement relating to the annual meeting of shareholders to be held April 21, 1998.

Biographies of Executive Officers

Earl O. Bradley, III (age 42) has served as President, Chief Executive Officer and Director of the Bank since its formation in 1989. Mr. Bradley is a 1977 graduate of Austin Peay State University with a bachelor's degree in accounting. He is a certified public accountant and is a graduate of the University of Wisconsin School for Bank Administration and Tennessee Commercial Lending School held at Vanderbilt University.

John T. Halliburton (age 50) has served as Executive Vice President and Secretary of the Board since its formation in 1989. Mr. Halliburton is a graduate of Austin Peay State University with a bachelor's degree in business administration. He is a graduate of the Tennessee Commercial Lending School held at Vanderbilt University.

Biographies of Other Key Officers

Frank G. Wallace (age 47) has served as Vice President and Cashier of the Bank since 1989. In charge of information systems, Mr. Wallace previously served as Vice President of Dominion Bank of Middle Tennessee. Mr. Wallace is a graduate of the School for Bank Administration at the University of Wisconsin and the Vanderbilt School of Banking.

J. Randal Clouser (age 44) has served as Vice President\Commercial Lending since 1990. A banker of 15 years, Mr. Clouser previously served as a commercial loan officer with Dominion Bank of Middle Tennessee. Mr. Clouser is a 1978 graduate of Austin Peay State University.

Paul E. Schaaf (age 57) has served as Vice President\Commercial Lending since 1991. A veteran banker of 32 years, Mr. Schaaf previously served as Senior Vice President of Dominion Bank of Middle Tennessee. Mr. Schaaf is a graduate of the School for Bank Administration at the Banking School of the South at Louisiana State University.

David L. Watson (age 55) has served as Vice President\Marketing since joining the Bank in 1994. Mr. Watson previously served as Vice President of Nationsbank of Tennessee, and is a graduate of Austin Peay State University. Mr. Watson has 18 years of banking experience with specific emphasis in marketing, employee training and consumer loan management.

Jack L. Graham (age 47) joined the Bank as Chief Financial Officer in 1995. Mr. Graham previously served as President, Chief Executive Officer and Director of Guaranty Federal Savings Bank in Clarksville, Tennessee. Mr. Graham is a certified public accountant and is a graduate of Western Kentucky University with bachelors' degrees in accounting and economics.

ITEM 10. EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated herein by reference to the proxy statement relating to the annual meeting of shareholders to be held April 21, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement relating to the annual meeting of shareholders to be held April 21, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to certain relationships and related transactions is incorporated herein by reference to the proxy statement relating to the annual meeting of shareholders to be held April 21, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
        (3) Articles of Incorporation and Bylaws*
       (13) Annual Report to Shareholders
       (20) Proxy Statement to the Annual Meeting of Shareholders

     * Incorporated herein by reference to the Preeffective Amendment No. 2 to the Form S-4 Registration Statement of Heritage Financial Service, Inc. filed with the Securities and Exchange Commission on January 23, 1992.
    **    Incorporated herein by reference to Item 7 -- Financial Statements.


(b) No Reports on Form 8-K were filed during the 1997 calendar year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Financial Services, Inc.
(Registrant)


By     Earl O. Bradley, III
   --------------------------------
       Earl O. Bradley, III
       President and Chief Executive Officer

Date March 20, 1998
     --------------


By    Jack L. Graham
   --------------------------------
      Jack L. Graham
      Chief Financial Officer

Date March 20, 1998
     --------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    John T. Halliburton                    By    W. Lawson Mabry
   --------------------------------             --------------------------------

Date  March 20, 1998                         Date  March 20, 1998
      --------------                               --------------



By    James W. Russell                       By    Jeffrey V. Bibb
   --------------------------------             --------------------------------

Date  March 20, 1998                         Date  March 20, 1998
      --------------                               --------------