Form 10QSB
period 1998-03-31
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1998-05-14
CIK 883703

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1998 Commission file number 33-45240
                                 --------------                        --------

                        HERITAGE FINANCIAL SERVICES, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           TENNESSEE                                      62-1484807
           ---------                                      ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 569,926 shares as of May 4, 1998.

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

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                      MARCH 31,             MARCH 31,        DECEMBER 31,
                                                                        1998                 1997                1997
                                                                      ---------            ----------        ------------
ASSETS:
Cash and due from banks                                               $  4,538              $  4,606          $  4,531
Securities available-for-sale, at fair value                            18,869                19,560            19,153
Mortgage loans held for sale                                             1,491                 1,377               631
Loans                                                                  142,124               108,852           134,850
Allowance for loan losses                                               (2,058)               (1,611)           (1,908)
                                                                      --------              --------          --------
Net loans                                                              140,066               107,241           132,942

Premises and equipment                                                   6,602                 2,716             5,461
Accrued interest receivable                                              1,481                 1,193             1,585
Deferred income taxes                                                      572                   626               590
Foreclosed and repossessed assets                                          243                    66               225
Other assets                                                             1,077                 1,068               965
                                                                      --------              --------          --------
TOTAL ASSETS                                                          $174,939              $138,453          $166,083
                                                                      ========              ========          ========


LIABILITIES AND STOCKHOLDERS EQUITY:
Deposits:
  Noninterest-bearing                                                 $ 18,007              $ 17,374          $ 18,821
  Interest-bearing                                                     124,378               105,067           115,559
                                                                      --------              --------          --------
Total deposits                                                         142,385               122,441           134,380

Federal funds purchases and other short-term borrowings                  6,110                 2,935             8,150
Long-term borrowings                                                    10,775                   173             8,786
Accrued interest payable                                                   566                   486               556
Other Liabilities                                                        1,091                   703               958
                                                                      --------              --------          --------
TOTAL LIABILITIES                                                      160,927               126,738           152,830

STOCKHOLDERS EQUITY:
Common stock                                                             1,139                 1,108             1,137
Additional paid-in capital                                               5,151                 4,931             5,079
Retained earnings                                                        7,648                 5,806             6,980
Unrealized gains (losses) on securities
  available-for sale, net                                                   74                  (130)               57
                                                                      --------              --------          --------
TOTAL STOCKHOLDERS EQUITY                                               14,012                11,715            13,253
                                                                      --------              --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $174,939              $138,453          $166,083
                                                                      ========              ========          ========

Common shares issued and outstanding                                   569,926               554,011           568,574

(Note) The consolidated balance sheet at December 31, 1997, has been derived form the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     --------------------------
                                                        1998              1997
                                                     --------          --------
INTEREST INCOME:
Loans, including fees                                $  3,538          $  2,687
Investment securities:
 Taxable                                                  226               246
 Tax-exempt                                                54                39
                                                     --------          --------
   TOTAL INTEREST INCOME                                3,818             2,972
                                                     --------          --------

INTEREST EXPENSE:
Deposits                                                1,456             1,250
Other                                                     239                48
                                                     --------          --------
   TOTAL INTEREST EXPENSE                               1,695             1,298
                                                     --------          --------

   NET INTEREST INCOME                                  2,123             1,674

Provision for loan losses                                 201               111
                                                     --------          --------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                              1,922             1,563
                                                     --------          --------

NONINTEREST INCOME:
Service charges on deposit accounts                       392               358
Mortgage banking activities                               222               164
Net securities gains (losses)                               2               (10)
Brokerage fees                                             88                91
Life and disability insurance premiums                     46                63
Other                                                     178               196
                                                     --------          --------
   TOTAL NONINTEREST INCOME                               928               862
                                                     --------          --------
NONINTEREST EXPENSES:
Salaries and employee benefits                          1,020               851
Occupancy                                                 144               129
Furniture and equipment                                   185               167
Data Processing                                           106               109
Advertising and public relations                           70                76
Life and disability insurance benefits and expenses        17                54
Other                                                     262               292
                                                     --------          --------
   TOTAL NONINTEREST EXPENSE                            1,804             1,678
                                                     --------          --------

   INCOME BEFORE INCOME TAXES                           1,046               747

Income taxes                                              378               273
                                                     --------          --------
   NET INCOME                                        $    668          $    474
                                                     ========          ========

   Net income per share                              $   1.17          $   0.86
                                                     ========          ========

   Net income per share - assuming dilution          $   1.16          $   0.84
                                                     ========          ========

Average number of common shares                       569,628           553,036
Average number of common shares - assuming dilution   576,621           567,098

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      --------------------
                                                                       1998         1997
                                                                      -------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $   182     $  1,706
                                                                      -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available-for-sale                       -          927
 Maturities and redemptions of securities available-for-sale              807           16
 Purchase of securities available-for-sale                               (457)      (1,477)
 Net increase in loans                                                 (7,326)      (5,119)
 Puchases of premises and equipment                                    (1,227)        (317)
                                                                      -------     --------
NET CASH USED IN INVESTING ACTIVITIES                                  (8,203)      (5,970)
                                                                      -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in deposits                                                   8,004        7,130
 Decrease in federal funds purchased
  and other short-term borrowings                                      (2,040)      (1,915)
 Repayment of long-term borrowings                                     (1,010)         (10)
 Proceeds from long-term borrowings                                     3,000            -
 Proceeds from issuance of common stock                                    74           68
 Reacquisition of common stock                                              -           (1)
                                                                      -------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               8,028        5,272
                                                                      -------     --------

NET INCREASE IN CASH AND DUE FROM BANKS                                     7        1,008
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                          4,531        3,598
                                                                      -------     --------
CASH AND DUE FROM BANKS AT END OF PERIOD                              $ 4,538     $  4,606
                                                                      =======     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during period for interest                                 $ 1,685     $  1,255
 Cash paid during period for income taxes                             $    81     $    115

See accompanying notes to consolidated financial statements.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the 1997 annual report on Form 10-KSB. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.

2.  Investment Securities

The following table reflects the amortized cost and fair values of investment securities held at March 31, 1998, all of which are classified as available-for-sale.

                                                   Gross                Gross
                         Amortized               Unrealized           Unrealized            Fair
                           Cost                    Gains                Losses              Value
                         ---------               ----------           ----------          --------
                                                          (in thousands)

U.S. agencies            $  9,926                 $     61            $    (46)           $  9,941
Mortgage-backed:
 U.S. agencies              3,803                       46                 (42)              3,807
Tax-exempt securities       4,171                       97                   -               4,268
Equity securities             853                        -                   -                 853
                         --------                 --------            --------            --------
                         $ 18,753                 $    204            $    (88)           $ 18,869
                         ========                 ========            ========            ========

3.  Loans

A summary of loans outstanding by category follows:

                                                   March 31,           March 31,           December 31,
                                                     1998                1997                 1997
                                                  ----------          ----------           -----------
Real Estate:                                                         (in thousands)
     1 to 4 family residential properties         $   32,403          $   24,135           $    30,396
     Construction                                     15,232              14,787                16,759
     Commercial                                       45,876              29,538                41,210
Commercial, financial and agricultural                24,252              21,239                23,114
Consumer                                              24,689              19,188                23,579
                                                  ----------          ----------           -----------
                                                     142,452             108,887               135,058
Less unearned interest                                  (328)                (35)                 (208)
                                                  ----------          ----------           -----------
Total loans                                       $  142,124          $  108,852           $   134,850
                                                  ==========          ==========           ===========

4.  Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                                                                  Three Months
                                                                                 Ended March 31,
                                                                                -----------------
                                                                                  1998        1997
                                                                                -------     -------
                                                                                   (in thousands)
Balance at beginning of period                                                  $ 1,908     $ 1,544
  Provision charged to operations                                                   201         111
  Loan Losses:
    Loans charged off                                                               (61)        (54)
    Recoveries on loans previously charged off                                       10          10
                                                                                -------     -------
Balance at end of period                                                        $ 2,058     $ 1,611
                                                                                =======     =======

5.  Deposits

A summary of deposits follows:

                                                          March 31,        March 31,      December 31,
                                                            1998             1997           1997
                                                          ---------        ---------      -----------
Noninterest-bearing demand                                   18,007          $17,374           18,821
Interest checking                                            11,037            9,653           10,485
Money market accounts                                        22,640           20,667           22,354
Savings                                                       5,381            5,296            5,196
Retirement accounts                                           3,654            3,398            3,547
Certificates of deposit of $100,000 or more                  12,850            8,638           11,671
Other time deposits                                          68,816           57,415           62,307
                                                          ---------        ---------      -----------
                                                          $ 142,384        $ 122,441      $   134,380
                                                          =========        =========      ===========


6.  Stockholders' Equity

The Bank's capital amounts and ratios were as follows:

                                           March 31,        March 31,      December 31,
                                             1998             1997           1997
                                           ---------        ---------      -----------
Amount:
   Tier 1 leverage                            12,877           10,881           12,210
   Tier 1 risk-based                          12,877           10,881           12,210
   Total risk-based                           14,662           12,234           13,899

Ratio:
   Tier 1 leverage                             7.39%             7.88%            7.38%
   Tier 1 risk-based                           9.03%            10.08%            9.05%
   Total risk-based                           10.28%            11.33%           10.30%

7.  Reclassifications

Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts and fees from mortgage banking activities, insurance sales and brokerage services. The Company's noninterest expenses consist primarily of employee compensation and benefits and other general and administrative expenses.

FINANCIAL CONDITION

EARNING ASSETS. Average earning assets of the Company for the three months ended March 31, 1998 (the "1998 period") increased 26%, or $33 million to $158.5 million from $125.5 million for the three months ended March 31, 1997 (the "1997 period"). This compares to average earning asset growth of 20% for the first three months of 1997 over the same 1996 period. The Company's ratio of average earning assets to average total assets for the first three months of 1998 declined to 93.1%, compared to 94.2% and 93.6% for the first three months of 1997 and 1996, respectively. The 1998 decline is due to a $4.1 million increase in average nonearning assets. This increase is primarily attributable to the construction of the new main office building. The total estimated cost of the new facility has been increased to $8 million.

Economic growth in the local economy has enabled the Bank to achieve continued loan growth (the primary earning asset). Average loans for the first three months of 1998 increased 31%, or $33.2 million to $139.5 million from $106.3 million for the first three months of 1997. This compares to average loan growth of 26% for the first three months of 1997 over the same 1996 period. The changing mix of earning assets was favorable during the 1998 period. Average loans for the first three months of 1998 were 88% of total average earning assets, compared to 85% during the same 1997 period.

Average securities for the first three months of 1998 were 12% of total average earning assets, compared to 15% during the same 1997 period. Average securities as a percent of average earning assets declined for the first three months of 1998 and 1997 to fund loan growth.

FUNDING SOURCES. The Bank's primary funding source is its base of local area deposits which consist of noninterest-bearing demand, interest checking, savings, money market and retirement accounts, and certificates of deposit. The average balance of the Bank's local deposit base for the first three months of 1998 increased 15%, or $17.9 million to $135.1 from $117.2 million for the first three months of 1997. This compares to 19%, or $19.1 million, growth for the first three months of 1997 over the same period in 1996.

Due to the competitive local market for deposits, the local deposit base has become a decreasing portion of total funding sources. The Bank supplements its local deposit base with alternative funding sources, i.e. Federal funds purchased, FHLB borrowings, brokered certificates of deposit, and certificates of deposit obtained via a national network. The average balance of these alternative funding sources for the first three months of 1998 increased $16.5 million to $19.8 million from $3.3 million for the first three months of 1997.

NONPERFORMING ASSETS, PAST DUE LOANS, POTENTIAL PROBLEM ASSETS AND THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding the Company's nonperforming assets, past due loans, potential problem assets and the allowance for loan losses:


                                                March 31,     March 31,    December 31,
                                                  1998          1997          1997
                                               ----------    ----------    ------------
                                                           (in thousands)
Nonperforming assets:
  Nonaccrual loans                               $   434       $  241      $    95
  Restructured loans                                 103           85           82
  Accruing loans that are contractually
    past due 90 days or more                         996          202          451
  Foreclosed and repossessed assets                  243           66          225
                                                 -------       ------      -------
       Total nonperforming assets                $ 1,776       $  594      $   853
                                                 =======       ======      =======
Potential problem assets not included
  in nonperforming assets                        $ 2,818       $  522      $ 2,814
                                                 =======       ======      =======
Nonperforming assets to portfolio loans
  and foreclosed and repossessed assets             1.25%        0.55%        0.63%
Allowance for loan losses to portfolio loans        1.45%        1.48%        1.42%
Allowance for loan losses to nonperforming assets    116%         271%         224%
Allowance for loan losses to nonperforming
  assets and potential problem loans                  45%         144%          52%


CAPITAL. Because of solid performance and conservative capital management, the Company has a strong capital position. Stockholders' equity was $14 million or 8.01% of total assets at March 31, 1998, compared to $13.3 million or 7.98% at December 31, 1997, and $11.7 million or 8.46% at March 31, 1997.

RESULTS OF OPERATIONS

For the first three months of 1998, the Company reported net income of $668,000, compared to $474,000 for the first three months of 1997. Basic net income per share for the 1998 period, increased 36% to $1.17 from $.86 for the 1997 period. Diluted net income per share for the 1998 period, increased 38% to $1.16, from $.84 for the same 1997 period. Annualized return on average stockholders' equity for the first three months of 1998 was 19.82% compared to 16.67% for the same 1997 period. Annualized return on average assets for the first three months of 1998 was 1.59% compared to 1.44% for the same 1997 period.

NET INTEREST INCOME. On a fully taxable equivalent (TE) basis, net interest income for the first three months of 1998 grew 27%, or $456,000 over the first three months of 1997. The yield on average earning assets increased 17 basis points to 9.83% while the cost of interest-bearing liabilities decreased 4 basis points to 5.01%. The increase in average earning assets was primarily due to the favorable change in the mix of earning assets as the average balance of higher yielding loans rose $33.2 million or 31%, and comprised 88% of total average earning assets, up from 85% in the 1997 period. The net interest margin was 5.49% for the 1998 period compared to 5.46% for the 1997 period. However, capitalized interest of $52,000 and $5,000 for the 1998 and 1997 periods, respectively, attributable to construction of the new main office building had a favorable affect upon the cost of interest-bearing liabilities and the net interest margin. If the capitalized interest had been included in interest expense, the cost of interest-bearing liabilities would have been 5.16% in the 1998 period and 5.07% in the 1997 period, and the net interest margin would have been 5.36% in the 1998 period and 5.45% in the 1997 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $201,000 and $111,000 for the first three months of 1998 and 1997, respectively. Annualized net chargeoffs to average portfolio loans (excludes mortgage loans held for sale) outstanding was .15% ($51,000) and .17% ($44,000) for the 1998 and 1997
periods, respectively.

NONINTEREST INCOME. For the first three months of 1998, noninterest income increased 8% or $66,000, as compared to the same period in 1997. Excluding securities gains or losses, noninterest income contributed 30% of tax equivalent income for the first three months of 1998, as compared to 34% for the same period in 1997.

NONINTEREST EXPENSE. For the first three months of 1998, noninterest expense increased 8% or $126,000, as compared to the same period in 1997. The annualized expense ratio (noninterest expense minus noninterest income, excluding securities gains and losses, divided by average assets) was 2.09% and 2.45% for the first three months of 1998 and 1997, respectively. The annualized efficiency ratio which is calculated excluding the same items divides noninterest expense by net interest income (TE) plus noninterest income. The efficiency ratio was 58.73% and 65.50% for the first three months of 1998 and 1997, respectively. Noninterest expense will increase due to additional occupancy expense following the completion of the construction of the main office building.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 36% and 37% for the first three months of 1998 and 1997, respectively.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K
        (a) 27.1 Financial Data Schedule (SEC Use Only)
            27.2 Restated Financial Data Schedule (SEC Use Only)

        (b) There have been no reports filed on form 8-K during the quarterly period ended March 31, 1998

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY

     In accordance with the requirements of the Exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HERITAGE FINANCIAL SERVICES, INC.
                                  (Registrant)

Date MAY 7, 1998                            By       EARL O. BRADLEY, III
     ------------------------------            --------------------------------
                                                     Earl O. Bradley, III
                                                     President and Chief
                                                     Executive Officer

Date MAY 7, 1998                            By       JACK L. GRAHAM
     ------------------------------            --------------------------------
                                                     Jack L. Graham
                                                     Senior Vice President and
                                                     Chief Financial Officer