Form 10QSB
period 1998-06-30
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1998-08-11
CIK 883703

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended June 30, 1998   Commission file number 33-45240
                                -------------                          --------


                        HERITAGE FINANCIAL SERVICES, INC.
                        ---------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


             TENNESSEE                                 62-1484807
             ---------                                 ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 569,926 shares as of July 31, 1998.


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

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                             JUNE 30,       JUNE 30,    DECEMBER 31,
                                                              1998            1997          1997
                                                           ----------     ----------    ------------
                                                           (Unaudited)    (Unaudited)      (Note)
ASSETS:
Cash and due from banks                                     $   4,803      $   4,639      $   4,531
Securities available-for-sale, at fair value                   21,165         19,670         19,153
Mortgage loans held for sale                                    2,486          2,336            631
Loans                                                         150,983        119,271        134,850
Allowance for loan losses                                      (2,220)        (1,700)        (1,908)
                                                            ---------      ---------      ---------
Net loans                                                     148,763        117,571        132,942

Premises and equipment                                          7,551          3,081          5,461
Accrued interest receivable                                     1,605          1,436          1,585
Deferred income taxes                                             571            566            590
Foreclosed and repossessed assets                                 186            157            225
Other assets                                                      634            928            965
                                                            ---------      ---------      ---------
TOTAL ASSETS                                                $ 187,764      $ 150,384      $ 166,083
                                                            =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
   Noninterest-bearing                                      $  18,499      $  18,040      $  18,821
   Interest-bearing                                           134,680        107,047        115,559
                                                            ---------      ---------      ---------
Total deposits                                                153,179        125,087        134,380

Federal funds purchased and other short-term borrowings         7,035          2,910          8,150
Long-term borrowings                                           10,756          8,819          8,786
Accrued interest payable                                          687            534            556
Other liabilities                                               1,296            699            958
                                                            ---------      ---------      ---------
TOTAL LIABILITIES                                             172,953        138,049        152,830

STOCKHOLDERS' EQUITY:
Preferred stock, 1,000,000 shares authorized,
     no shares issued or outstanding                             --             --             --
Common stock, 3,000,000 authorized                              1,139          1,106          1,137
Additional paid-in capital                                      5,151          4,921          5,079
Retained earnings                                               8,444          6,331          6,980
Unrealized gains (losses) on securities
     available-for-sale, net                                       77            (23)            57
                                                            ---------      ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                     14,811         12,335         13,253
                                                            ---------      ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 187,764      $ 150,384      $ 166,083
                                                            =========      =========      =========

Common shares issued and outstanding                          569,926        552,748        568,574

(Note) The consolidated balance sheet at December 31, 1997, has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                       --------------------    ---------------------
                                                         1998        1997        1998         1997
                                                       --------    --------    --------    ---------
INTEREST INCOME:
Loans, including fees                                  $  3,802    $  2,997    $  7,340    $   5,684
Investment securities:
   Taxable                                                  230         250         456          496
   Tax-exempt                                                53          40         107           79
                                                       --------    --------    --------    ---------
      TOTAL INTEREST INCOME                               4,085       3,287       7,903        6,259
                                                       --------    --------    --------    ---------

INTEREST EXPENSE:
Deposits                                                  1,602       1,337       3,058        2,587
Other                                                       189          90         428          138
                                                       --------    --------    --------    ---------
      TOTAL INTEREST EXPENSE                              1,791       1,427       3,486        2,725
                                                       --------    --------    --------    ---------

      NET INTEREST INCOME                                 2,294       1,860       4,417        3,534

Provision for loan losses                                   240         167         441          278
                                                       --------    --------    --------    ---------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                              2,054       1,693       3,976        3,256
                                                       --------    --------    --------    ---------

NONINTEREST INCOME:
Service charges on deposit accounts                         370         338         700          663
Mortgage banking activities                                 212         201         434          365
Net securities gains (losses)                                 1        --             3          (10)
Brokerage fees                                              117          75         205          166
Premiums from life and disability insurance                  79          82         125          145
Gain on sale of industrial building                         148        --           148         --
Other                                                       270         231         510          460
                                                       --------    --------    --------    ---------

      TOTAL NONINTEREST INCOME                            1,197         927       2,125        1,789
                                                       --------    --------    --------    ---------

NONINTEREST EXPENSES:
Salaries and employee benefits                            1,093         863       2,113        1,713
Occupancy                                                   151         130         295          260
Furniture and equipment                                     201         181         386          348
Data processing                                             117         121         223          230
Advertising and public relations                             56          73         126          149
Life and disability insurance benefits and expenses          45          62          62          116
Other                                                       335         286         597          578
                                                       --------    --------    --------    ---------
      TOTAL NONINTEREST EXPENSES                          1,998       1,716       3,802        3,394
                                                       --------    --------    --------    ---------

      INCOME BEFORE INCOME TAXES                          1,253         904       2,299        1,651

Income taxes                                                458         329         836          602
                                                       --------    --------    --------    ---------
      NET INCOME                                       $    795    $    575    $  1,463    $   1,049
                                                       ========    ========    ========    =========

      Net income per share                             $   1.39    $   1.04    $   2.57    $    1.90
                                                       ========    ========    ========    =========

      Net income per share - assuming dilution         $   1.38    $   1.01    $   2.54    $    1.85
                                                       ========    ========    ========    =========

Average number of common shares                         569,926     553,606     569,778      553,323
Average number of common shares - assuming dilution     577,080     568,818     576,903      567,986


See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  ---------------------
                                                                    1998         1997
                                                                  --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $    977     $  1,401
                                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available-for-sale                 84          927
   Maturities and redemptions of securities available-for-sale       1,503          704
   Purchase of securities available-for-sale                        (3,492)      (2,079)
   Net increase in loans                                           (16,262)     (15,615)
   Purchases of premises and equipment                              (2,265)        (773)
                                                                  --------     --------
NET CASH USED IN INVESTING ACTIVITIES                              (20,432)     (16,836)
                                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                             18,798        9,775
   Decrease in federal funds purchased
     and other short-term borrowings                                (1,115)      (1,930)
   Repayment of long-term borrowings                                (1,030)         (20)
   Proceeds from long-term borrowings                                3,000        8,646
   Proceeds from issuance of common stock                               74           68
   Reacquisition of common stock                                      --            (63)
                                                                  --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           19,727       16,476
                                                                  --------     --------

NET INCREASE IN CASH AND DUE FROM BANKS                                272        1,041
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                       4,531        3,598
                                                                  --------     --------
CASH AND DUE FROM BANKS AT END OF PERIOD                          $  4,803     $  4,639
                                                                  ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for interest                           $  3,355     $  2,676
   Cash paid during period for income taxes                       $    779     $    694

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the 1997 annual report on Form 10-K. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

2.  Comprehensive Income

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Comprehensive income included in equity for the three months ended June 30, 1998 and 1997 amounted to $3,000 and $107,000, respectively. Comprehensive income included in equity for the six months ended June 30, 1998 and 1997 amounted to $20,000 and $18,000, respectively.

3.  Investment Securities

The following table reflects the amortized cost and fair values of investment securities held at June 30, 1998, all of which are classified as available-for-sale:

                                            Gross          Gross
                            Amortized     Unrealized     Unrealized         Fair
                              Cost          Gains          Losses           Value
                            ---------     ----------     ----------        -------
                                                 (in thousands)
U.S. agencies                $ 9,932        $  54         $    (33)        $ 9,953
Mortgage-backed:
   U.S. agencies               5,870           44              (32)          5,882
Tax-exempt securities          4,375           87             --             4,462
Equity securities                868         --               --               868
                             -------        -----         --------         -------
                             $21,045        $ 185         $    (65)        $21,165
                             =======        =====         ========         =======

4.  Loans

A summary of loans outstanding by category follows:

                                                  June 30,        June 30,     December 31,
                                                    1998            1997          1997
                                                 ---------       ---------     ------------
Real Estate:                                                   (in thousands)
       1 to 4 family residential properties      $  34,559       $  27,205       $  30,396
       Construction                                 14,071          17,448          16,759
       Commercial                                   49,998          31,394          41,210
Commercial, financial and agricultural              27,072          22,139          23,114
Consumer                                            25,958          21,141          23,579
                                                 ---------       ---------       ---------
                                                   151,658         119,327         135,058
Less unearned interest                                (675)            (56)           (208)
                                                 ---------       ---------       ---------
Total loans                                      $ 150,983       $ 119,271       $ 134,850
                                                 ---------       ---------       ---------


5.  Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                                           Three Months                 Six Months
                                                          Ended June 30,              Ended June 30,
                                                      ---------------------       ---------------------
                                                       1998           1997         1998           1997
                                                      -------       -------       -------       -------
                                                                         (in thousands)
Balance at beginning of period                        $ 2,058       $ 1,611       $ 1,908       $ 1,544
   Provision charged to operations                        240           167           441           278
   Loan losses:
      Loans charged off                                   (80)          (83)         (141)         (137)
      Recoveries on loans previously charged off            2             5            12            15
                                                      -------       -------       -------       -------
Balance at end of period                              $ 2,220       $ 1,700       $ 2,220       $ 1,700
                                                      =======       =======       =======       =======


6.  Deposits

A summary of deposits follows:

                                                 June 30,      June 30,    December 31,
                                                   1998          1997         1997
                                                 --------      --------    ------------
                                                            (in thousands)
Noninterest-bearing demand                       $ 18,499      $ 18,040      $ 18,821
Interest checking                                  10,639         9,666        10,485
Money market accounts                              24,436        20,404        22,354
Savings                                             5,268         5,223         5,196
Retirement accounts                                 3,886         3,528         3,547
Certificates of deposit of $100,000 or more        15,202         8,165        11,671
Other time deposits                                75,249        60,061        62,307
                                                 --------      --------      --------
                                                 $153,179      $125,087      $134,380
                                                 ========      ========      ========

7.  Stockholders' Equity

The Bank's capital amounts and ratios were as follows:

                                  June 30,         June 30,        December 31,
                                    1998             1997              1997
                                  --------         --------        ------------
                                                (in thousands)
Amount:
       Tier 1 leverage             14,457           11,462            12,210
       Tier 1 risk-based           14,457           11,462            12,210
       Total risk-based            16,367           12,956            13,899
Ratio:
       Tier 1 leverage              7.70%            7.65%             7.38%
       Tier 1 risk-based            9.48%            9.60%             9.05%
       Total risk-based            10.73%           10.86%            10.30%


8.  Stock Compensation Plans

Stock option plans for employees and outside directors were adopted at the 1998 annual meeting of shareholders. The employee and outside director plans provide for the granting of options to purchase up to 150,000 shares and 40,000 shares, respectively. In the second quarter of 1998, 52,950 shares were granted to employees at an exercise price of $55 per share that are exercisable in five years and expire at the end of ten years. In addition, 5,000 shares were granted under the outside directors' plan at an exercise price of $55 per share that are exercisable over five years (20% annually) and expire at the end of ten years.

9.  Reclassifications

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


FINANCIAL CONDITION

EARNING ASSETS. Average earning assets of the Company for the six months ended June 30, 1998 increased 25%, or $32.2 million to $162.6 million from $130.4 million for the six months ended June 30, 1997. This compares to average earning asset growth of 22% for the first six months of 1997 over the same 1996 period. The Company's ratio of average earning assets to average total assets for the first six months of 1998 declined to 93.1%, compared to 94.3% and 94.1% for the first six months of 1997 and 1996, respectively. The 1998 decline is due to the $4.2 million increase in average nonearning assets, due primarily to costs associated with the construction of the main office building. The estimated cost of the new main office building has been increased to $8 million.

Economic growth in the local economy has enabled the Bank to achieve continued loan growth (the primary earning asset). Average loans for the first six months of 1998 increased 29%, or $32.3 million to $143.4 million from $111.2 million for the first six months of 1997. This compares to average loan growth of 27% for the first six months of 1997 over the same 1996 period. The changing mix of earning assets was favorable during the first six months of 1998. Average loans for the first six months of 1998 were 88% of total average earning assets, compared to 85% during the same 1997 period.

Average securities for the first six months of 1998 were 12% of total average earning assets, compared to 15% during the same 1997 period. Average securities as a percent of average earning assets declined for the first six months of 1998 and 1997 to fund loan growth.

FUNDING SOURCES. The Bank's primary funding source is its base of local area deposits which consist of noninterest-bearing demand, interest checking, savings, money market and retirement accounts, and certificates of deposit. The average balance of the Bank's local deposit base for the first six months of 1998 increased 14%, or $17 million to $137.4 from $120.4 million for the first six months of 1997. This compares to 20%, or $20.3 million, growth for the first six months of 1997 over the same period in 1996.

Due to the competitive local market for deposits, the local deposit base has become a decreasing portion of total funding sources. The Bank supplements its local deposit base with alternative funding sources, i.e. Federal funds purchased, FHLB borrowings, brokered certificates of deposit, and certificates of deposit obtained via a national network. The average balance of these alternative funding sources for the first six months of 1998 increased $16.5 million to $21.5 million from $5 million for the first six months of 1997.

NONPERFORMING ASSETS, PAST DUE LOANS, POTENTIAL PROBLEM ASSETS AND THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding the Company's nonperforming assets, past due loans, potential problem assets and the allowance for loan losses:

                                                    June 30,          June 30,        December 31,
                                                      1998              1997              1997
                                                    --------          -------         ------------
                                                                   (in thousands)
Nonperforming assets:
      Nonaccrual loans                              $    485          $   185            $    95
      Restructured loans                                 105               83                 82
      Accruing loans that are contractually
         past due 90 days or more                      1,105              289                451
      Foreclosed and repossessed assets                  186              157                225
                                                    --------          -------            -------
                Total nonperforming assets          $  1,881          $   714            $   853
                                                    ========          =======            =======

Potential problem assets not included
      in nonperforming assets                       $  2,308          $ 1,309            $ 2,814
                                                    ========          =======            =======

Nonperforming assets to portfolio loans and
      foreclosed and repossessed assets                 1.24%            0.60%              0.63%
Allowance for loan losses to portfolio loans            1.47%            1.43%              1.42%
Allowance for loan losses to nonperforming assets        118%             238%               224%
Allowance for loan losses to nonperforming
      assets and potential problem loans                  53%              84%                52%


CAPITAL. Because of solid performance and conservative capital management, the Company has a strong capital position. Stockholders' equity was $14.8 million or 7.89% of total assets at June 30, 1998, compared to $13.3 million or 7.98% at December 31, 1997, and $12.3 million or 8.20% at June 30, 1997.


RESULTS OF OPERATIONS

For the second quarter of 1998, the Company reported net income of $795,000, compared to $575,000 in 1997. Second quarter basic net income per share increased 34% to $1.39 from $1.04 in 1997. Diluted net income per share increased 37% to $1.38 from $1.01 in the second quarter of 1997. Annualized return on average stockholders' equity (ROE) for the second quarter of 1998 was 21.96% compared to 19.09% in 1997. Second quarter annualized return on average assets (ROA) was 1.78% compared to 1.60% in 1997.

Year-to-date net income for 1998 was $1,463,000, compared to $1,049,000 in 1997. Basic net income per share for the first six months of 1998 was $2.57 and diluted net income per share was $2.54, compared to $1.90 and $1.85, respectively, for the second half of 1997. Annualized return on average stockholders' equity for the first half of 1998 was 20.93% and annualized return on average assets was 1.69%, compared with 17.79% and 1.52%, respectively, for the same period in 1997.

The Company's 1998 net income includes a gain of $148,000 ($95,000 after-tax) from the sale of an industrial building by the Bank's subsidiary Heritage Investment Corporation. The gain increased basic net income per share $.16 and diluted net income per share $.17 for the second quarter and first six months of 1998, respectively.

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS). Second quarter net interest income grew $442,000, a 24% increase over 1997. The yield on average earning assets increased 8 basis points to 9.88% while the cost of interest-bearing liabilities decreased 9 basis points to 4.96%. The increased yield in average earning assets was primarily due to increased lending, as the average balance of loans rose $31.3 million, or 27%, and comprised 88% of average earning assets, up from 86% in the 1997 period. The net interest spread was 4.92% compared to 4.75% in the second quarter of 1997, and the net interest margin was 5.58% compared to 5.57% in 1997. Capitalized interest costs associated with the construction of the new main office building reduced the cost of interest-bearing liabilities for 1998 and

1997. Had capitalized interest been included in interest expense, the cost of interest-bearing liabilities for the second quarter of 1998 would have been 5.15% and the net interest margin 5.42%, compared with 5.09% and 5.53%, respectively, for the same period in 1997.

Year-to-date net interest income increased $899,000, or 25% over 1997. Increased lending resulted in a 13 basis point increase in average earning assets to 9.86%, as the average balance of loans rose $32.3 million. The net interest spread was 4.88% compared to 4.68% in 1997, and the net interest margin was 5.53% compared to 5.52%. During the first half of 1998 and 1997, capitalized interest reduced the cost of interest-bearing liabilities by $117,000 and $17,000, respectively. Had capitalized interest been included in interest expense, the cost of interest-bearing liabilities in the second half of 1998 would have been 5.15% and the net interest margin 5.39%, compared with 5.08% and 5.49%, respectively, in 1997.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased 44% from $167,000 for the second quarter of 1997 to $240,000 in 1998. Year-to-date, the provision increased 59% over the same period last year. The level of provision was increased to reflect a higher level of allowance for loan losses commensurate with loan growth. Annualized net chargeoffs to average portfolio loans (excludes mortgage loans held for sale) outstanding was .21% for the second quarter of 1998 compared to .27% for the second quarter of 1997. Year-to-date, annualized net chargeoffs to average portfolio loans outstanding was .18% compared to .22% in 1997.

NONINTEREST INCOME. In the second quarter of 1998, the Company realized a gain of $148,000 from the sale of an industrial building by the Bank's subsidiary Heritage Investment Corporation. Excluding securities gains or losses and the nonrecurring gain from the sale of the industrial building, second quarter 1998 noninterest income increased 13% or $121,000 over the 1997 amount. Excluding securities gains or losses and the nonrecurring gain from the sale of the industrial building, noninterest income contributed 31% of tax equivalent income in the second quarter of 1998 as compared to 33% in the second quarter of 1997.

Year-to-date noninterest income (excluding securities gains or losses and the nonrecurring gain from the sale of the industrial building) grew 10%, or $175,000 over the 1997 amount. Excluding securities gains or losses and the nonrecurring gain from the sale of the industrial building, noninterest income contributed 31% of tax equivalent income for the second half of 1998 as compared to 34% in 1997.

NONINTEREST EXPENSE. For the second quarter of 1998, noninterest expense increased 16% or $282,000 as compared to 1997. The expense ratio (noninterest expense minus noninterest income, excluding securities gains and losses and the nonrecurring gain from the sale of the industrial building, divided by average assets) was 2.13% and 2.21% for the second quarter of 1998 and 1997, respectively. The efficiency ratio which is calculated excluding the same items divides noninterest expense by net interest income (TE) plus noninterest income. The efficiency ratio was 59.34% and 61.20% for the second quarter of 1998 and 1997, respectively.

For the first six months, noninterest expense increased 12% or $408,000 as compared to 1997. The expense ratio for the first six months of 1998 was 2.11% and the efficiency ratio was 59.03%, compared with 2.33% and 63.24%, respectively, in 1997. Noninterest expense will increase due to additional occupancy expense following the completion of construction of the new main office building.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 37% and 36% for the second quarter of 1998 and 1997, respectively. The effective income tax rate was 36% for both of the six month periods ended June 30, 1998 and 1997.

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

Item 3.     Defaults upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K
                 (a)   No exhibits required

                 (b) There have been no reports filed on form 8-K during the quarterly period ended June 30, 1998

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY




     In accordance with the requirements of the Exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        HERITAGE FINANCIAL SERVICES, INC.
                        ---------------------------------
                                  (Registrant)


Date    AUGUST 6, 1998                   By    EARL O. BRADLEY, III
        --------------------------           --------------------------------
                                               Earl O. Bradley, III
                                               President and Chief
                                               Executive Officer


Date    AUGUST 6, 1998                   By    JACK L. GRAHAM
        --------------------------           --------------------------------
                                               Jack L. Graham
                                               Senior Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                      Exhibit Description                    Page No.
-----------                      -------------------                    --------

    27.1      Financial Data Schedule (for SEC use only).            Filed Herewith


    27.2      Financial Data Schedule Restated (for SEC use only).   Filed Herewith
