Form 10QSB
period 1998-09-30
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1998-11-12
CIK 883703

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 1998 Commission file number 33-45240


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

         Issuer's telephone number, including area code: (931) 553-0500


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X    No
                                    ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 569,844 shares as of October 31, 1998.


        Traditional small business disclosure format (check one):

                                Yes      No  X
                                   ----    ----

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX



PART I.  FINANCIAL INFORMATION

     Item  1.     Financial Statements

                     Consolidated Balance Sheets                              3

                     Consolidated Statements of Operations                    4

                     Consolidated Statements of Cash Flows                    5

                     Notes to Consolidated Financial Statements               6

      Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     10

PART II. OTHER INFORMATION                                                   13

SIGNATURES                                                                   14


HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                            SEPTEMBER 30,   SEPTEMBER 30,    DECEMBER 31,
                                                                1998            1997            1997
                                                            -------------   -------------    ------------
                                                             (Unaudited)     (Unaudited)       (Note)
ASSETS:
Cash and due from banks                                      $   5,533       $   4,309       $   4,531
Securities available-for-sale, at fair value                    23,183          19,249          19,153
Mortgage loans held for sale                                     2,395           1,709             631
Loans                                                          159,280         128,301         134,850
Allowance for loan losses                                       (2,330)         (1,764)         (1,908)
                                                             ---------       ---------       ---------
Net loans                                                      156,950         126,537         132,942

Premises and equipment                                           8,694           3,870           5,461
Accrued interest receivable                                      1,835           1,382           1,585
Deferred income taxes                                              520             528             590
Foreclosed and repossessed assets                                  188             140             225
Other assets                                                       763             955             965
                                                             ---------       ---------       ---------
TOTAL ASSETS                                                 $ 200,061       $ 158,679       $ 166,083
                                                             =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
   Noninterest-bearing                                       $  21,182       $  17,268       $  18,821
   Interest-bearing                                            149,248         112,434         115,559
                                                             ---------       ---------       ---------
Total deposits                                                 170,430         129,702         134,380

Federal funds purchased and other short-term borrowings            560           5,753           8,150
Long-term borrowings                                            10,746           8,799           8,786
Accrued interest payable                                           758             577             556
Other liabilities                                                1,972             881             958
                                                             ---------       ---------       ---------
TOTAL LIABILITIES                                              184,466         145,712         152,830

STOCKHOLDERS' EQUITY:
Preferred stock, 1,000,000 shares authorized,
     no shares issued or outstanding                                --              --              --
Common stock, 3,000,000 shares authorized                        1,140           1,104           1,137
Additional paid-in capital                                       5,178           4,916           5,079
Retained earnings                                                9,110           6,903           6,980
Unrealized gains (losses) on securities
     available-for-sale, net                                       167              44              57
                                                             ---------       ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                      15,595          12,967          13,253
                                                             ---------       ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 200,061       $ 158,679       $ 166,083
                                                             =========       =========       =========

Common shares issued and outstanding                           569,844         552,086         568,574


(Note) The consolidated balance sheet at December 31, 1997, has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ------------------------       -----------------------
                                                          1998            1997           1998           1997
                                                        ---------       --------       --------       --------
INTEREST INCOME:
Loans, including fees                                    $   4,042      $   3,284      $  11,382      $   8,968
Investment securities:
   Taxable                                                     277            262            733            758
   Tax-exempt                                                   55             41            162            120
                                                         ---------      ---------      ---------      ---------
       TOTAL INTEREST INCOME                                 4,374          3,587         12,277          9,846
                                                         ---------      ---------      ---------      ---------

INTEREST EXPENSE:
Deposits                                                     1,776          1,419          4,834          4,006
Other                                                          171            149            599            287
                                                         ---------      ---------      ---------      ---------
      TOTAL INTEREST EXPENSE                                 1,947          1,568          5,433          4,293
                                                         ---------      ---------      ---------      ---------

      NET INTEREST INCOME                                    2,427          2,019          6,844          5,553

Provision for loan losses                                      362            187            803            465
                                                         ---------      ---------      ---------      ---------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                 2,065          1,832          6,041          5,088
                                                         ---------      ---------      ---------      ---------

NONINTEREST INCOME:
Service charges on deposit accounts                            344            356          1,044          1,019
Service charges on ATM transactions                             77             51            214            122
Mortgage banking activities                                    244            169            678            534
Accounts receivable financing                                   60             94            195            296
Net securities gains (losses)                                    2              1              5             (9)
Brokerage fees                                                 103            107            308            273
Premiums from life and disability insurance                     84             59            208            204
Gain on sale of industrial building                             --             --            148             --
Other                                                           99             93            337            280
                                                         ---------      ---------      ---------      ---------

      TOTAL NONINTEREST INCOME                               1,012            930          3,137          2,719
                                                         ---------      ---------      ---------      ---------

NONINTEREST EXPENSES:
Salaries and employee benefits                               1,089            937          3,202          2,650
Occupancy                                                      163            146            458            406
Furniture and equipment                                        194            190            580            538
Data processing                                                105            121            328            351
Advertising and public relations                                77             59            203            208
Life and disability insurance benefits and expenses             45             37            107            153
Other                                                          285            331            882            909
                                                         ---------      ---------      ---------      ---------
      TOTAL NONINTEREST EXPENSES                             1,958          1,821          5,760          5,215
                                                         ---------      ---------      ---------      ---------

      INCOME BEFORE INCOME TAXES                             1,119            941          3,418          2,592

Income taxes                                                   417            344          1,253            946
                                                         ---------      ---------      ---------      ---------
      NET INCOME                                         $     702      $     597      $   2,165      $   1,646
                                                         =========      =========      =========      =========

      Net income per share                               $    1.23      $    1.08      $    3.80      $    2.98
                                                         =========      =========      =========      =========

      Net income per share - assuming dilution           $    1.21      $    1.05      $    3.75      $    2.89
                                                         =========      =========      =========      =========

Average number of common shares                            569,867        552,270        569,808        552,968
Average number of common shares - assuming dilution        578,084        568,594        577,993        568,610


HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   ------------------------
                                                                       1998          1997
                                                                    ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $  2,368       $  3,092
                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available-for-sale                   84            927
   Maturities and redemptions of securities available-for-sale         4,760          1,543
   Purchase of securities available-for-sale                          (8,589)        (2,345)
   Net increase in loans                                             (24,811)       (24,768)
   Purchases of premises and equipment                                (3,297)        (1,620)
                                                                    --------       --------
NET CASH USED IN INVESTING ACTIVITIES                                (31,853)       (26,263)
                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                               36,050         14,390
   Increase (decrease) in federal funds purchased                         --             --
     and other short-term borrowings                                  (7,590)           903
   Repayment of long-term borrowings                                  (1,040)           (30)
   Proceeds from long-term borrowings                                  3,000          8,646
   Proceeds from issuance of common stock                                 74             68
   Reacquisition of common stock                                          (7)           (95)
                                                                    --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             30,487         23,882
                                                                    --------       --------

NET INCREASE IN CASH AND DUE FROM BANKS                                1,002            711
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                         4,531          3,598
                                                                    --------       --------
CASH AND DUE FROM BANKS AT END OF PERIOD                            $  5,533       $  4,309
                                                                    ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for interest                             $  5,426       $  4,202
   Cash paid during period for income taxes                         $  1,301       $  1,077
   Noncash investing activity: capitalized interest                 $    196       $     35
                               stock dividends                      $     45       $     30

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

Heritage Financial Services, Inc. (Heritage Financial or Company) through its subsidiary, Heritage Bank (the Bank) and its subsidiaries, provides a full range of banking and other financial services to individual and corporate customers in Montgomery County, Tennessee and the surrounding counties of Tennessee and Kentucky.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the 1997 annual report on Form 10-K. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

2.  Comprehensive Income

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Comprehensive income included in equity for the three months ended September 30, 1998 and 1997 amounted to $89,859 and $67,252, respectively. Comprehensive income included in equity for the nine months ended September 30, 1998 and 1997 amounted to $110,481 and $84,999, respectively.

3.  Investment Securities

The following table reflects the amortized cost and fair values of investment securities held at September 30, 1998, all of which are classified as available-for-sale:

                                            Gross          Gross
                            Amortized    Unrealized      Unrealized      Fair
                              Cost          Gains          Losses        Value
                            ---------    -----------     ------------  ---------
                                                (in thousands)
U.S. agencies               $  7,695      $     79       $    (19)      $  7,755
Mortgage-backed:
   U.S. agencies               9,461            86             (9)         9,538
Tax-exempt securities          4,883           124             --          5,007
Equity securities                883            --             --            883
                            --------      --------       --------       --------
                            $ 22,922      $    289       $    (28)      $ 23,183
                            ========      ========       ========       ========

4.  Loans

A summary of loans outstanding by category follows:

                                               September 30,    September 30,  December 31,
                                                    1998            1997           1997
                                               -------------    -------------  ------------
Real Estate:                                                   (in thousands)
       1 to 4 family residential properties      $  44,860       $  37,017       $  39,222
       Construction                                 12,451          18,785          16,760
       Commercial                                   55,205          35,941          41,304
Commercial, financial and agricultural              29,362          22,323          22,835
Consumer                                            18,725          14,389          14,937
                                                 ---------       ---------       ---------
                                                   160,603         128,455         135,058
Less unearned interest                              (1,323)           (154)           (208)
                                                 ---------       ---------       ---------
Total loans                                      $ 159,280       $ 128,301       $ 134,850
                                                 =========       =========       =========






5.  Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:


                                                          Three Months                Nine Months
                                                       Ended September 30,        Ended September 30,
                                                    ------------------------    -----------------------
                                                       1998          1997         1998           1997
                                                    ---------      --------     --------       --------
                                                                        (in thousands)
Balance at beginning of period                       $ 2,220       $ 1,700       $ 1,908       $ 1,544
   Provision charged to operations                       362           187           803           465
   Loan losses:
      Loans charged off                                 (258)         (130)         (399)         (267)
      Recoveries on loans previously charged off           6             7            18            22
                                                     -------       -------       -------       -------
Balance at end of period                             $ 2,330       $ 1,764       $ 2,330       $ 1,764
                                                     =======       =======       =======       =======




6.  Deposits

A summary of deposits follows:

                                               September 30,  September 30,  December 31,
                                                   1998           1997          1997
                                               -------------  -------------  ------------
                                                             (in thousands)
Noninterest-bearing demand                       $ 21,182      $ 17,268       $ 18,821
Interest checking                                   9,973         9,600         10,485
Money market accounts                              30,450        22,694         22,354
Savings                                             5,673         5,153          5,196
Retirement accounts                                 3,631         3,607          3,547
Certificates of deposit of $100,000 or more        16,699         8,834         11,671
Other time deposits                                82,822        62,546         62,306
                                                 --------      --------       --------
                                                 $170,430      $129,702       $134,380
                                                 ========      ========       ========

7.  Stockholders' Equity

The Bank's capital amounts and ratios were as follows:

                               September 30,     September 30,      December 31,
                                   1998              1997               1997
                               -------------   ----------------     ------------
                                               (in thousands)
Amount:
       Tier 1 leverage            15,155           12,046              12,210
       Tier 1 risk-based          15,155           12,046              12,210
       Total risk-based           17,130           13,646              13,899
Ratio:
       Tier 1 leverage             7.88%            7.62%               7.38%
       Tier 1 risk-based           9.71%            9.42%               9.05%
       Total risk-based           10.98%           10.67%              10.30%





8.  Stock Compensation Plans

Stock option plans for employees and outside directors were adopted at the 1998 annual meeting of shareholders. The employee and outside director plans provide for the granting of options to purchase up to 150,000 shares and 40,000 shares, respectively. In the first half of 1998, 53,000 shares were granted to employees at an exercise price of $55 per share that are exercisable in five years and expire at the end of ten years. In addition, 5,000 shares were granted under the outside directors' plan at an exercise price of $55 per share that are exercisable over five years (20% annually) and expire at the end of ten years.

A summary of the Company's stock option plans as of and for the nine months ended September 30, 1998 follows:

                                                                            Weighted-
                                                    Total                   Average
                                                    Option   Exercisable    Exercise
                                                    Shares      Shares        Price
                                                   --------  -----------    ---------
Options outstanding at December 31, 1997            34,619      7,500       $ 23.84
Options which became exercisable                        --      2,000         16.75
Options granted                                     58,000         --         55.00
Options forfeited                                     (250)        --         55.00
Options exercised                                       --         --            --
                                                   -------    -------
Options outstanding at September 30, 1998           92,369      9,500         43.32
                                                   =======    =======


9. Year 2000 Issues

The approach of the year 2000 presents potential problems to computer users such as the Company. Many computer systems in use today, particularly older computers and computer programs, may not be able to properly interpret dates after December 31, 1999 because they use only two digits to indicate the year in a date. For example, the year 2000 could be interpreted as the year 1900 by such systems. As a result, the systems could produce inaccurate data, or not function at all.

In anticipation of this potential problem, the Company has developed a comprehensive plan to ensure that all of its systems are able to properly deal with the year 2000. The Company is currently testing the ability of each system to properly perform, and is implementing corrective measures when deficiencies are found. At this point, the Company anticipates no difficulty in achieving full year 2000 capability and does not expect the costs of achieving full capability to be material.

As a financial institution, the Company is also exposed to potential risk if borrowers and depositors suffer year 2000-related difficulties and are unable to repay their loans or maintain their deposit balances. The Company has performed an assessment of the year 2000 readiness of significant borrowers and depositors. At this time, the Company is unable to determine what impact, if any, the year 2000 will have on either the loan payment performance of borrowers or the balances of key depositors. Thus far, however, none of the Company's borrowers or depositors have reported the expectation of material adverse impacts as a result of the year 2000.

10.  Reclassifications

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


FINANCIAL CONDITION

EARNING ASSETS. Average earning assets of the Company for the nine months ended September 30, 1998 increased 24%, or $32.7 million to $168.2 million from $135.5 million for the nine months ended September 30, 1997. This compares to average earning asset growth of 23% for the first nine months of 1997 over the same 1996 period. The Company's ratio of average earning assets to average total assets for the first nine months of 1998 declined to 93%, compared to 94.3% and 94.2% for the first nine months of 1997 and 1996, respectively. The 1998 decline is due to the $4.3 million increase in average nonearning assets, due primarily to costs associated with the construction of the main office building. The estimated total cost of the new main office building is $8 million.

Economic growth in the local economy has enabled the Bank to achieve continued loan growth (the primary earning asset). Average loans for the first nine months of 1998 increased 27%, or $31.6 million to $147.8 million from $116.2 million for the first nine months of 1997. This compares to average loan growth of 28% for the first nine months of 1997 over the same 1996 period. The changing mix of earning assets was favorable during the first nine months of 1998. Average loans for the first nine months of 1998 were 88% of total average earning assets, compared to 86% during the same 1997 period.

Average securities for the first nine months of 1998 were 12% of total average earning assets, compared to 14% during the same 1997 period. Average securities as a percent of average earning assets declined for the first nine months of 1998 and 1997 to fund loan growth.

FUNDING SOURCES. The Bank's primary funding source is its base of local area deposits which consists of noninterest-bearing demand, interest checking, savings, money market and retirement accounts, and certificates of deposit. The average balance of the Bank's local deposit base for the first nine months of 1998 increased 14%, or $17.3 million to $141.1 from $123.8 million for the first nine months of 1997. This compares to 20%, or $20.7 million, growth for the first nine months of 1997 over the same period in 1996.

Due to the competitive local market for deposits, the local deposit base has become a decreasing portion of total funding sources. The Bank supplements its local deposit base with alternative funding sources including Federal funds purchased, Federal Home Loan Bank borrowings, brokered certificates of deposit, and certificates of deposit obtained via a national network. The average balance of these alternative funding sources for the first nine months of 1998 increased $16.6 million to $23.5 million from $6.9 million for the first nine months of 1997.

NONPERFORMING ASSETS, PAST DUE LOANS, POTENTIAL PROBLEM ASSETS AND THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding the Company's nonperforming assets, past due loans, potential problem assets and the allowance for loan losses:

                                                   September 30,  September 30,  December 31,
                                                        1998            1997         1997
                                                    -------------  ------------   ------------
                                                                   (in thousands)
Nonperforming assets:
      Nonaccrual loans                                 $  789         $  136        $   95
      Restructured loans                                  102             81            82
      Accruing loans that are contractually
           past due 90 days or more                     1,447            479           451
      Foreclosed and repossessed assets                   188            140           225
                                                       ------         ------        ------
                 Total nonperforming assets            $1,737         $  700        $  853
                                                       ======         ======        ======

Potential problem assets not included
      in nonperforming assets                          $3,254         $1,207        $2,814
                                                       ======         ======        ======

Nonperforming assets to portfolio loans and
      foreclosed and repossessed assets                  1.09%          0.54%         0.63%
Allowance for loan losses to portfolio loans             1.46%          1.37%         1.41%
Allowance for loan losses to nonperforming assets         134%           252%          224%
Allowance for loan losses to nonperforming
      assets and potential problem loans                   47%            93%           52%



CAPITAL. Because of solid performance and conservative capital management, the Company has a strong capital position. Stockholders' equity was $15.6 million or 7.80% of total assets at September 30, 1998, compared to $13.3 million or 7.98% at December 31, 1997, and $13 million or 8.17% at September 30, 1997.


RESULTS OF OPERATIONS

For the third quarter of 1998, the Company reported net income of $702,000, compared to $597,000 in 1997. Third quarter basic net income per share increased 14% to $1.23 from $1.08 in 1997. Diluted net income per share increased 15% to $1.21 from $1.05 in the third quarter of 1997. Annualized return on average stockholders' equity (ROE) for the third quarter of 1998 was 18.40% compared to 18.70% in 1997. Third quarter annualized return on average assets (ROA) was 1.45% compared to 1.53% in 1997.

Year-to-date net income for 1998 was $2,165,000, compared to $1,646,000 in 1997. Basic net income per share for the first nine months of 1998 was $3.80 and diluted net income per share was $3.75, compared to $2.98 and $2.89, respectively, for the first nine months of 1997. Annualized return on average stockholders' equity for the first three quarters of 1998 was 20.04% and annualized return on average assets was 1.60%, compared with 18.21% and 1.53%, respectively, for the same period in 1997.

The Company's 1998 net income includes a gain of $148,000 ($95,000 after-tax) from the sale of an industrial building by the Bank's subsidiary, Heritage Investment Corporation. The gain increased basic net income per share $.17 and diluted net income per share $.16 for the first nine months of 1998.

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS). Third quarter net interest income grew $416,000, a 20% increase over 1997. The yield on average earning assets decreased 9 basis points to 9.70% while the cost of interest-bearing liabilities decreased 12 basis points to 4.95%. The decreased yield in average earning assets was primarily due to competitive pressures and lower market interest rates, while the decreased cost of interest-bearing liabilities was attributable to lower market interest rates and capitalized interest on the new main office building. The net interest spread was 4.75% compared to 4.72% in the third quarter of 1997, and the net interest margin was 5.38% compared to 5.51% in 1997. Capitalized interest costs associated with the construction of the new main office building reduced the cost of interest-bearing liabilities for 1998 and 1997. Had capitalized interest been included in interest expense, the cost of interest-bearing liabilities for the third quarter of 1998 would have been 5.15% and the net interest margin 5.26%, compared with 5.13% and 5.50%, respectively, for the same period in 1997.

Year-to-date net interest income increased $1,314,000, or 23% over 1997. Increased lending resulted in a 4 basis point increase in average earning assets to 9.76%, as the average balance of loans rose $31.6 million. The net interest spread was 4.79% compared to 4.66% in 1997, and the net interest margin was 5.44% compared to 5.48%. During the first three quarters of 1998 and 1997, capitalized interest reduced the cost of interest-bearing liabilities by $196,000 and $35,000, respectively. Had capitalized interest been included in interest expense, the cost of interest-bearing liabilities in the first nine months of 1998 would have been 5.15% and the net interest margin 5.34%, compared with 5.10% and 5.50%, respectively, in 1997.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased 94% from $187,000 for the third quarter of 1997 to $362,000 in 1998. Year-to-date, the provision increased 73% over the same period last year. The increases were required to reflect the growth in outstanding loans and chargeoffs, particularly consumer loan chargeoffs. Annualized net chargeoffs to average portfolio loans (excludes mortgage loans held for sale) outstanding was 0.64% for the third quarter of 1998 compared to 0.39% for the third quarter of 1997. Year-to-date, annualized net chargeoffs to average portfolio loans outstanding was 0.35% compared to 0.29% in 1997.

NONINTEREST INCOME. Excluding securities gains or losses, third quarter 1998 noninterest income increased 9% or $81,000 over the 1997 amount. Excluding securities gains or losses, noninterest income contributed 29% of tax equivalent income in the third quarter of 1998 as compared to 31% in the third quarter of 1997.

In the first half of 1998, the Company realized a gain of $148,000 from the sale of an industrial building by the Bank's subsidiary, Heritage Investment Corporation. Year-to-date noninterest income (excluding securities gains or losses and the nonrecurring gain from the sale of the industrial building) grew 9%, or $256,000 over the 1997 amount. Excluding securities gains or losses and the nonrecurring gain from the sale of the industrial building, noninterest income contributed 30% of tax equivalent income for the first nine months of 1998 as compared to 33% in 1997.

NONINTEREST EXPENSE. For the third quarter of 1998, noninterest expense increased 8% or $137,000 as compared to 1997. The expense ratio (noninterest expense minus noninterest income, excluding securities gains and losses, divided by average assets) was 1.95% and 2.29% for the third quarter of 1998 and 1997, respectively. The efficiency ratio, which is calculated excluding the same items, divides noninterest expense by net interest income (tax equivalent) plus noninterest income. The efficiency ratio was 56.56% and 61.42% for the third quarter of 1998 and 1997, respectively.

For the first nine months, noninterest expense increased 10% or $545,000 as compared to 1997. The expense ratio for the first three quarters of 1998 was 1.94% and the efficiency ratio was 57.31%, compared with 2.31% and 61.84%, respectively, in 1997. Noninterest expense will increase due to additional occupancy expense following the completion of construction of the new main office building.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 37% for the third quarters of 1998 and 1997. The effective income tax rate was 37% and 36% for the nine month periods ended September 30, 1998 and 1997, respectively.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
PART II - OTHER INFORMATION


Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K
           (a)  27  Financial Data Schedule (for SEC use only)

           (b) There have been no reports filed on form 8-K during the quarterly period ended September 30, 1998

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY




     In accordance with the requirements of the Exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        HERITAGE FINANCIAL SERVICES, INC.
                                  (Registrant)


Date  November 9, 1998                      By   /s/ EARL O. BRADLEY, III
     -------------------------                 --------------------------------
                                                     Earl O. Bradley, III
                                                     President and Chief
                                                     Executive Officer



Date  November 9, 1998                      By  /s/  JACK L. GRAHAM
     -------------------------                  --------------------------------
                                                     Jack L. Graham
                                                     Senior Vice President and
                                                     Chief Financial Officer