Form 10KSB40
period 1998-12-31
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1999-03-26
CIK 883703

                                   FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1998

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

            State issuer's revenues for its most recent fiscal year:
                                   $20,764,993

     As of December 31, 1998, 579,645 shares of the registrant's Common Stock were outstanding with an aggregate market value of $35,342,185, using the average sale price over the last 60 days.

                                Table of Contents

Item No.

Cautionary Statement Regarding Forward-Looking Information

PART I

 1.   Description of Business
 2.   Description of Property
 3.   Legal Proceedings
 4.   Submission of Matters to a Vote of Security Holders


PART II

 5.   Market for the Registrant's Common Equity and Related Shareholder Matters
 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
 7.   Financial Statements
 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

 9.   Directors and Executive Officers of the Registrant
10.   Executive Compensation
11.   Security Ownership of Certain Beneficial Owners and Management
12.   Certain Relationships and Related Transactions

PART IV

13.   Exhibits and Reports on Form 8-K
Signatures
Proxy

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Form 10-KSB contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning its future profitability, its operating and growth strategies, including strategic acquisitions, both pending and potential, and its assumptions regarding certain matters. Also, when any of the words "believes," "expects," "anticipates," "intends," "estimates," "plans," or similar terms or expressions are used herein, forward-looking statements are being made. Readers are cautioned that all forward-looking statements involve risks and uncertainties, which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward looking statements even if new information, future events or other circumstances have made them incorrect or misleading as of any future date


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Heritage Financial Services, Inc. (the "Company" or "HFSI") is a registered bank holding company which was incorporated under Tennessee law in 1992. The Company's activities are primarily conducted through its wholly-owned subsidiary, Heritage Bank (the "Bank") which began business in 1989 and was acquired by the Company in 1992. The Bank is a Tennessee state bank, which was organized in 1989 after three locally-owned banks headquartered in Montgomery County were acquired. From the time of its opening in June 1989, until December 31, 1998, the Bank has grown to total assets exceeding $208 million.

The Bank's primary trade area is comprised of Montgomery County, Tennessee, and the surrounding counties in Tennessee and Kentucky. The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses, and professionals within the Bank's primary trade area. A wide range of competitive retail and commercial banking services are offered, including checking, savings and time deposit accounts; rental of safe deposit boxes; secured and unsecured loans to corporations, individuals and others; letters of credit; leasing; and accounts receivable billing services. Traditional consumer finance loans; property ownership; reinsurance of credit life, accidental and health insurance; and brokerage services are also offered through subsidiaries of the Bank. Interest on real estate, commercial and consumer loans constitutes the largest contribution to the operating revenues of the Company.

The Bank actively solicits business in its primary market and considers the potential growth opportunities to be favorable. However, on January 22, 1999, the City of Clarksville sustained substantial property damage as the result of a tornado which left much of the historic central business district in ruins. A preliminary estimate by local authorities places the damage to real and personal property at $72.65 million. A total of 515 properties were damaged including 320 dwellings, 150 commercial/industrial facilities and 45 government-owned buildings. While management cannot predict the impact on the financial community as a whole, it does not appear that any of the Bank's customers sustained material uninsured property losses.

COMPETITION

The Bank encounters strong competition in making loans, acquiring deposits and offering other services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized bank holding companies to acquire banks and other bank holding companies without geographic limitations beginning September 30, 1995. The arrival of interstate banking is expected to increase further the competitiveness of the banking industry.

In addition, beginning on June 1, 1997, the IBBEA authorized interstate mergers and consolidations of existing banks, provided that neither bank's home state had opted out of interstate branching by May 31, 1997. Tennessee did not opt out of interstate branching. Interstate branching provides that once a bank has established branches in a state through an interstate merger, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal or state law.

The continued deregulation of the financial services industry may have a detrimental effect on the Company's long-term growth and profitability.

LENDING ACTIVITIES

Heritage Bank and its consumer finance subsidiary offers a wide range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank's primary market. Total loans, net of unearned interest, at December 31, 1998, amounted to $167.5 million, or 88% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, market interest rates, availability of funds and government regulations.

REAL ESTATE LOANS. Loans secured by real estate are the primary component of the Bank's loan portfolio, constituting $120.4 million, or 72% of total loans, net of unearned interest, at December 31, 1998. Real estate loans consist of commercial - $60 million, 1-4 family residential - $44.7 million, and construction - $12.4 million at December 31, 1998. The majority of the Bank's real estate loans are at variable interest rates, which approximate current market interest rates. Origination fees are normally charged for all loans secured by real estate.

Included in real estate loans are 1-4 family residential loans originated for sale in the secondary market. Such loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate and documentation. The Bank generally collects from the borrower or purchaser a combination of the origination fee, discount points and/or service release fee. During 1998, the Bank sold $44.2 million of 1-4 family residential loans to such purchasers.

CONSUMER LOANS. Consumer lending includes installment lending to individuals in the Bank's primary market area and consists of loans to purchase automobiles, appliances and other consumer durables, as well as, unsecured loans. Consumer loans constituted $20.5 million, or 12% of total loans, net of unearned interest, at December 31, 1998. This amount includes $5.2 million of sub-prime loans originated through the Bank's consumer finance subsidiary and through the acquisition of loans from another local finance company in the fourth quarter of 1998. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed. Terms generally range from four to five years on automobile loans and one to five years on loans for other consumer durable goods, depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is required.

COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. The Bank makes loans for commercial purposes in various lines of business. The loans are generally secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The loans are both variable and fixed, and the terms generally do not extend beyond five years. Commercial, financial and agricultural loans constituted $26.6 million, or 16% of total loans at December 31, 1998. Interest rates are negotiable based upon the borrower's financial condition, credit history, management stability and collateral.

LOAN APPROVAL. Certain risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. The Bank attempts to minimize loan losses through various means and uses standardized underwriting criteria. In particular, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. Additionally, the Bank attempts to utilize shorter term loans in order to reduce the risk of a decline in the value of the collateral.

The Bank addresses repayment risk by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered loan approval process for larger loans, documentation, examination and follow-up procedures for any exceptions to credit procedures. Any credit in excess of $500,000 must have the approval of the executive committee of the board of directors.

LOAN REVIEW. The Bank maintains a continuous loan review system. Under this system, each loan officer is directly responsible for monitoring the risk in his portfolio and is required to inform the loan review officer when credit quality deteriorates. The loan review officer assigns risk ratings to credits reviewed. The Bank's risk rating system incorporates the basic regulatory system as set forth in the applicable regulatory asset quality examination procedures.

The loan review officer reports directly to the executive committee of the board of directors. The loan review officer is required to annually review 50% of the commercial loan portfolio. The review includes all relationships in excess of $400,000. Other review requirements are in place to provide management with early warning systems for problem credits as well as compliance with stated lending policies. The loan reviews and adequacy of the allowance for loan losses is reviewed quarterly by the executive committee.

DEPOSITS

The principal source of funds for the Bank is its base of local area deposits, consisting of demand deposits, interest checking, savings, money market and retirement accounts, and certificates of deposit. In addition, due to the competitive market for local deposits, the Bank supplements its deposit base with brokered deposits and certificates obtained via a national network. Demand deposits and interest checking provide the Bank with a source of fee income and cross-marketing opportunities, as well as, a low-cost source of funding. Savings, money market and certificates of deposit also provide a relatively stable and low cost source of funding. The largest source of funds for the Bank are certificates of deposit.

Management sets deposit rates weekly. Management believes that the rates offered are competitive with those offered by other institutions in the Bank's primary market. The Bank focuses on customer service to attract and retain deposits.

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

PERSONNEL

At December 31, 1998, the Company had 103 full-time equivalent employees of which 27 were Bank officers. None of these employees are a party to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Employee benefit programs include group life, disability, dental and health insurance, a 401(k) pension plan, an employee stock ownership plan (ESOP), discretionary incentive bonuses, stock option plans, training programs and paid vacations.

SUPERVISION AND REGULATION

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of their operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summaries of statutes and regulations affecting banks and bank holding companies do not purport to be complete. Such summaries are qualified in their entirety by reference to the statutes and regulations described.

BANK HOLDING COMPANY ACT OF 1956

The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's activities are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include marking or servicing loans and certain types of leases, engaging in approved insurance and discount brokerage activities, performing qualifying data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in qualifying corporations or projects designed to promote community welfare.

The Federal Reserve Board has imposed certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Requirements."

In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

In approving acquisitions by bank holding companies of banks and companies engaged in the banking-related activities described above, the Federal Reserve considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.

The attorney general of the United States may, within 15 days after approval by the Federal Reserve Board of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service. Thus, an affiliate of a bank holding company may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property, or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Proposals to allow some exceptions to these rules recently have been enacted, and additional regulatory relief on this issue is pending.

TENNESSEE BANKING ACT AND FEDERAL DEPOSIT INSURANCE ACT

The Bank is incorporated under the banking laws of the State of Tennessee and, as such, is subject to the applicable provisions of those laws. The Bank is subject to the supervision of the TDFI and to regular examination by that department. The Bank's deposits are insured by the FDIC through the Bank Insurance Fund ("BIF"), and they are therefore subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC.

The TDFI and the FDIC (the "Bank Regulatory Authorities") will regulate or monitor virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The federal Bank Regulatory Authorities have established regulatory standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality. The Bank Regulatory authorities also require the Bank to maintain certain capital ratios. The Bank is required to prepare periodic reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the Bank Regulatory Authorities. The Bank undergoes regular on-site examinations by each Bank Regulatory Authority having jurisdiction over it.

DEPOSIT INSURANCE. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Insured depository institutions like the Bank pay for deposit insurance under a risk-based premium system. Under the premium system, a depositor institution pays premiums to BIF or SAIF ranging from $0.00 to $0.27 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. The assessment rate for the Bank is currently $0.00 per $100 of insured deposits. Increases in deposit insurance premiums will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

TRANSACTIONS WITH AFFILIATES AND INSIDERS. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and to all affiliates, 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transaction with nonaffiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

DIVIDENDS. There are certain limitations under Tennessee law on the payment of dividends by banks. Under Tennessee law, the directors of a state bank, after making proper deduction for all expenditures, expenses, taxes, losses, bad debts, and any write-offs or other deductions required by the TDFI, may credit net profits to the bank's undivided profits account, and may quarterly, semi-annually, or annually declare a dividend in such amount as they shall judge expedient after deducting any net loss from the undivided profits account and transferring to the bank's surplus account (i) the amount (if any) required to raise the surplus ("Additional Paid-in-Capital Account") to 50% of the capital stock and (ii) the amount required (if any), but not less than 10% of net profits, until the paid-in-surplus account equals the capital stock account, provided that the bank is adequately reserved against deposits and such reserves will not be impaired by the declaration of the dividend.

A state bank, with the approval of the TDFI, may transfer funds from its surplus account to the undivided profits (retained earnings) account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and, in addition to the limitations referred to above, is subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound practice. Tennessee law prohibits state banks from paying dividends other than from undivided profits, and when the surplus account is less than the capital stock account, imposes certain other restrictions on dividends. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

INTERSTATE BANKING AND BRANCHING LEGISLATION.

Tennessee law imposes limitations on the ability of a state bank to establish branches in Tennessee. Under current Tennessee law, any Tennessee bank or national bank domiciled in Tennessee may establish branch offices at any location in any county in the state. Furthermore, Tennessee and federal law permits out-of-state acquisitions by bank holding companies, interstate merging by banks, and de novo branching by interstate banks, subject to certain conditions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, since June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. Tennessee did not opt out of interstate branching. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. Tennessee did not enact such a law. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state explicitly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo. These powers may result in an increase in the number of competitors in the Bank's markets. The Company believed the Bank can compete effectively in the market despite any impact of these branching powers, but there can be no assurance that future developments will not affect the Bank's ability to compete effectively.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal Bank Regulatory Authorities evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

OTHER REGULATIONS. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain state and federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to both state and federal Right to Financial Privacy Acts, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

ENFORCEMENT POWERS. Federal law makes strong civil and criminal penalties available for use by the Federal Regulatory Agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees and agents of a financial institution, independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have increased to 20 years. In addition, regulators are provided with considerable flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, regulators have broad power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The TDFI has similar enforcement powers.

CAPITAL REQUIREMENTS

The federal regulatory agencies use capital adequacy guidelines in their examination and regulation of banks. If the capital falls below the minimum levels established by these guidelines, the Bank may be denied approval to acquire or establish additional banks or non-bank businesses, or to open facilities, or the Bank may be subject to other regulatory restrictions or actions.

RISK-BASED CAPITAL REQUIREMENTS. All of the federal regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios are minimums. The guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio of 8%, of which at least 4% must be Tier 1 capital (see the description of Tier 1 capital and Tier 2 capital below).

A banking organization's qualifying total capital consists of two components:
Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital is an amount equal to the sum of (i) common shareholders' equity (including adjustments for any surplus or deficit); (ii) non-cumulative perpetual preferred stock; and (iii) the company's minority interests in the equity accounts of consolidated subsidiaries. Intangible assets generally must be deducted from Tier 1 capital , subject to limited exceptions for goodwill arising from certain supervisory acquisitions. Other intangible assets may be included in an amount up to 25% of Tier 1 capital, provided that the asset meets each of the following criteria: (i) the asset must be able to be separated and sold apart from the banking organization or the bulk of its assets; (ii) the market value of the asset must be established on an annual basis through an identifiable stream of cash flows and there must be a high degree of certainty that the asset will hold this market value notwithstanding the future prospects of the banking organization; and (iii) the banking organization must demonstrate that a liquid market exists for the asset. Intangible assets in excess of 25% of Tier 1 capital generally are deducted from a banking organization's regulatory capital. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

Tier 2 is an amount equal to the sum of (i) the allowance for possible credit losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of

20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier 1 capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing of Tier 2 capital are subject to certain requirements and limitations of the banking regulators.

Investments in unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments must be deducted from capital. The federal banking regulators may require other deductions on a case-by-case basis.

Under the risk-weighted capital guidelines, balance sheets assets and certain off-balance sheet items, such as standby letters of credit, are assigned to one of four risk weight categories (0%, 20%, 50%, or 100%) according to the nature of the asset and its collateral or the identity of any obligor or guarantor. For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category. The aggregate amount of such assets and off-balance sheet items in each risk category is adjusted by the risk weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization. Accordingly, an asset, such as a commercial loan, which is assigned to a 100% risk category is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value. The application ratios are equal to capital, as determined, divided by risk-weighted assets, as determined.

LEVERAGE CAPITAL REQUIREMENTS. The banking regulators have issued a final regulation requiring certain banking organizations to maintain additional capital of 1% to 2% above a 3% minimum Tier 1 Leverage Capital Ratio (Tier 1 capital, less intangible assets, to total assets). In order for an institution to operate at or near the minimum Tier 1 leverage capital requirement of 3%, the banking regulators expect that such institution would have well-diversified risk, no undue rate risk exposure, excellent asset quality, high liquidity and good earnings. In general, the bank would have to be considered a strong banking organization, rated in the highest category under the bank rating system and have no significant plans for expansion. Higher Tier 1 leverage capital ratios of up to 5% will generally be required if all of the above characteristics are not exhibited, or if the institution is undertaking expansion, seeking to engage in new activities, or otherwise faces unusual or abnormal risks.

The rule provides that institutions not in compliance with the regulation are expected to be operating in compliance with a capital plan or agreement with the regulator. If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action. Failure to maintain capital of at least 2% of assets constitutes an unsafe and unsound practice and may be subject to enforcement action. Failure to maintain capital of at least 2% of assets constitutes an unsafe and unsound condition justifying termination of FDIC insurance.

EFFECT OF GOVERNMENTAL POLICIES

The Bank's earnings will be affected by the difference between the interest earned by the Bank on its loans and investments and the interest paid by the Bank on its deposits or other borrowings. The yields on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve, which establishes national monetary policy. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

Commercial banks are affected by the credit policy of various regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objections are open market operations in U.S. Government securities, changes in reserve requirements on bank deposits, changes in the discount rate on bank borrowings, and limitations on interest rates that banks may pay on time deposits. The Federal Reserve uses these means in varying combinations to influence overall growth of bank loans, investments and deposits, and also to affect interest rates charged on loans, received on investments or paid for deposits.

The monetary and fiscal policies of regulatory authorities, including the Federal Reserve, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowings, the Federal Reserve influences the cost and availability of funds obtained for lending and investing. No prediction can be made with respect to possible future changes in interest rates, deposit levels or loan demand or with respect to the impact of such changes on the business and earnings of the Bank.

From time to time, various federal and state laws, rules and regulations, and amendments to existing laws, rules and regulations, are enacted that affect banks and bank holding companies. Future legislation and regulation could significantly change the competitive environment for banks and bank holding companies. The Company cannot predict the likelihood or effect of any such legislation or regulation.

YEAR 2000 COMPLIANCE

Financial institutions are highly dependent on complex computer systems and networks to conduct their business. Financial institutions are also adversely affected by developments that adversely affect the businesses or operations of their customers. For these reasons, the potential inability of computers to recognize the Year 2000 presents a major challenge to the Company and the Bank. In recognition of the potential effect of the Year 2000 problem, the Federal Reserve Board and Bank Regulatory Authorities have issued numerous directives to bank holding companies and financial institutions requiring comprehensive investigation and remediation of possible Year 2000 problems. These directives address the computer systems used by the banks and those used by customers and vendors. Management believes that the Company and the Bank are currently in compliance with each applicable directive issued by the Bank Regulatory Authorities, and the Company does not believe that the costs it will incur to ensure the Year 2000 compliance of its computer systems will be significant.

ITEM 2.  DESCRIPTION OF PROPERTY

The Bank's new main banking office was substantially completed and occupied during the fourth quarter of 1998. This facility also serves as the principal office of the Company. The new 40,000 square foot facility is located at 25 Jefferson Street in the central business district of Clarksville. Total building costs for the new main office project will approximate $9 million. The temporary facility utilized prior to completion of the new main banking office was razed in the fourth quarter of 1998.

The Bank and its subsidiaries currently operate five full service banking offices, three consumer finance offices, and a full service investment brokerage office. The Bank owns all of the banking offices at which it conducts business except the Hilldale branch located on Madison Street in Clarksville. The three consumer finance offices and the investment brokerage office are leased.

Automated teller machines (ATMs) are located at each of the full service banking offices. In addition, ATM machines are located in thirteen convenience markets in Montgomery and surrounding counties.

Note 7 to the Company's consolidated financial statements contains additional information relating to lease commitments and amounts invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company, in the normal course of business, is subject to various pending and threatened litigation. Based upon consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on the Company's financial condition and results of operations.

There are no material legal proceedings to which any director, any nominee for election as a director, principal officer of the Bank or Company, or any associate of the foregoing, or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company, or the Bank, or has a material adverse impact to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The common stock of Heritage Financial Services, Inc. is not traded through an organized exchange nor is there a known active trading market. The following table indicates the quarterly range of high and low sale prices and the dividends declared during each calendar quarter of 1998 and 1997. The prices indicated represent known transactions and may not necessarily represent all trading transactions for the periods.

                         Year Ended December 31, 1998              Year Ended December 31, 1997
                         ----------------------------              ----------------------------
                                              Dividend                                    Dividend
                        High        Low       Declared            High         Low        Declared
                        ----        ---       --------            ----         ---        --------
First Quarter          75.00       75.00          -               42.00       32.00           -
Second Quarter         95.00       65.00          -               49.00       44.00           -
Third Quarter         100.00       85.00          -               49.00       44.00           -
Fourth Quarter         95.00       82.00         1.35             75.00       62.00          1.20

As of December 31, 1998, there were 924 shareholders of record of Heritage Financial Services, Inc.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The purpose of this discussion and analysis is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of Heritage Financial Services, Inc. (Heritage Financial or Company). Heritage Financial's business activity is currently limited to holding the stock of its wholly-owned subsidiary, Heritage Bank (Bank). Accordingly, the discussion that follows relates primarily to the financial condition and results of operation of Heritage Bank and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

PROSPECTIVE INFORMATION. Certain of the information included in this discussion and analysis includes forward-looking statements. Many factors affect the Company's financial position and profitability, including fluctuations in local, national and global economies (e.g., inflation or deflation, employment levels, availability of resources, production and sales levels, foreign competition, etc.), the volatility of interest rates, political events, regulatory actions, changes in technology, competition from other providers of financial services, and the continued growth of the market in which the Company operates. Because these factors are unpredictable and beyond the Company's control, actual results may vary materially from those anticipated.

NATURE OF BUSINESS. Heritage Bank is a locally-owned, independent bank with its primary market in Montgomery County, Tennessee and the surrounding counties of Tennessee and Kentucky. The Bank provides general commercial banking services (including mortgage banking, accounts receivable financing and commercial leasing) through five banking offices. Heritage Bank also has four non-bank affiliates which provide financial services incidental to the Bank's operations, including brokerage services, property ownership, consumer finance loan origination, and reinsurance of credit life, accident and health insurance contracts.

RESULTS OF OPERATIONS. The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts and fees from mortgage banking activities, insurance sales and brokerage services. The Company's noninterest expenses consist primarily of employee compensation and benefits and other general and administrative expenses.

SUBSEQUENT EVENT. On January 22, 1999, the City of Clarksville sustained substantial property damage as the result of a tornado which left much of the historic central business district in ruins. A preliminary estimate by local authorities places the damage to real and personal property at $72.65 million. The estimated loss amount does not include the cost of business interruption, the public/private cost of debris removal from right of ways, or the value of vehicles or trees lost or damaged during the storm. A total of 515 properties were damaged including 320 dwellings, 150 commercial/industrial facilities and 45 government-owned buildings. Of those properties, 306 received minor damage, 82 moderate damage, 22 major damage and 105 were completely destroyed. While management cannot predict the impact of the tornado on the community as a whole, it does not appear that any of the Bank's customers sustained material uninsured property losses.

FINANCIAL CONDITION
OVERVIEW. The Bank experienced steady loan growth during 1998, which was primarily funded by certificates of deposit. At December 31, 1998, the Company reported total assets of $208.2 million compared with $166.1 million at the end of 1997. Average total assets were $186.6 million in 1998 compared with $148.2 million in 1997.

EARNING ASSETS. Average earning assets of the Company for 1998 increased 25%, or $34.2 million, to $173.1 million from $138.9 million for 1997. This compares to growth of average earning assets of 23% and 18% for 1997 and 1996, respectively. The Company's ratio of average earning assets to average total assets declined to 92.8% for 1998, compared to 93.7% and 94.3% for 1997 and 1996, respectively. The 1998 decline is due to the $4.2 million increase in average nonearning assets, primarily resulting from costs associated with the construction of the new main office facility. Approximately $1.0 million in additional construction costs will be required during 1999.

Economic growth in the local market has enabled the Bank to achieve continued loan growth (the primary earning asset). Average loans for 1998 increased 26%, or $31.6 million, to $151.9 million, while average loan growth for 1997 and 1996 was 29% each year. The changing mix of earning assets was favorable during the last three years as average loans were an increasing percentage of average earning assets. Average loans for 1998 were 88% of average earning assets, compared to 87% and 83% during 1997 and 1996, respectively. Strong loan demand and fewer purchases of investment securities have led to the improved earning asset composition.

Commercial real estate loans continued as the single largest loan category, representing 33% and 27% of average loans for 1998 and 1997, respectively. Average commercial real estate loans grew $17.6 million (54%) in 1998 and $9.7 million (42%) in 1997. The growth in commercial real estate loans reflects the continued light industrial and retail growth in the Bank's lending area. Average real estate construction loans amounted to 9% and 14% of average loans for 1998 and 1997, respectively. Average real estate construction loans decreased $2.6 million (16%) in 1998 following a 22% increase in 1997, primarily because of slower residential housing sales and fewer speculative housing starts.

The consumer loan portfolio primarily consists of installment loans to finance the purchase of automobiles and household goods, and for other consumer purposes, requiring periodic payments of principal and interest. Average consumer loans represented 11% of average loans for both 1998 and 1997. Average consumer loans increased $3.8 million (28%) in 1998 and $1.8 million (15%) in 1997. Continued growth of the Bank's consumer finance subsidiary (which was formed in June, 1997) plus the acquisition of certain assets of a locally-owned finance company substantially accounted for the increase in consumer loans during 1998.

Portfolio residential loans (1-4 family, excluding mortgage loans held for sale) amounted to 29% of average loans for both 1998 and 1997. Average portfolio residential loans increased 25% in 1998 and 28% in 1997. The 1998 increase was primarily attributable to a $6.1 million increase in commercial purpose loans secured by 1-4 family mortgages, while the 1997 increase was a combination of increases in 1-4 family consumer mortgages ($3.1 million) and commercial purpose loans secured by 1-4 family mortgages ($4.6 million).

The Bank maintains a securities portfolio of principally debt securities held for sale as a source of income and liquidity, to balance interest rate risk with other categories of the balance sheet, and to supply securities to pledge as required collateral for certain deposits. The level of average securities to average earnings assets declined during 1997 and 1998 as a portion of the proceeds from the sale, call and maturity of securities and the principal collected on mortgage-backed securities was used to fund loan growth. The average balance of securities increased $2.4 million in 1998 compared to decreases of $0.5 million and $3.4 million in 1997 and 1996, respectively. Average securities for 1998 were 12% of average total earning assets, as compared to 13% and 17% during 1997 and 1996, respectively. Net securities gains totaling $25,000 for 1998 resulted primarily from calls of securities prompted by declines in market interest rates.

At December 31, 1998, the securities portfolio consisted of: U.S. agency obligations - 22%, mortgage- and asset-backed securities - 47%, tax-exempt securities - 27%, and equity securities

(primarily FHLB stock) - 4%. U.S. agency obligations include $1 million of structured notes (as currently defined by regulatory agencies). Mortgage-backed securities consist of collateralized mortgage obligations ("CMOs") and pass through mortgage-backed securities that are U.S. agency backed or backed by U.S. agency-pooled collateral. Asset-backed securities are AAA rated securities collateralized by student loans which are 98% insured by either government or private insurance. Tax-exempt securities are principally general obligation bonds rated "investment grade" by Moody's or Standard & Poor's.

FUNDING SOURCES. The Bank's primary funding source is its base of local area deposits which consist of noninterest-bearing demand, interest checking, savings, money market and retirement accounts, and certificates of deposit. The Bank had total deposits of $176.6 million as of December 31, 1998, compared to $134.4 million as of December 31, 1997. Average 1998 deposits increased 23%, or $29.5 million to $155.6 million from $126.1 million in 1997. Average deposit growth for 1997 and 1996 was $20.4 million (19%) and $14.3 million (16%), respectively.

Certificates of deposit (generally the Bank's highest rate-paying deposit) accounted for most of the deposit growth in 1998 and 1997. To fund loan growth, management offered attractive rates for certificates of deposit. Average 1998 certificates of deposits increased 31%, or $21.3 million to $90.0 million from $68.7 million in 1997. Average certificates of deposit growth for 1997 and 1996 was $15.1 million (28%) and $10.6 million (25%), respectively. Local deposits accounted for 83% and 93% of average interest-bearing liabilities in 1998 and 1997, respectively.

Due to the competitive local market for deposits, the Bank supplements its deposit base with alternative funding sources including Federal funds purchased, borrowings from the Federal Home Loan Bank (FHLB), brokered certificates of deposit, and certificates of deposit obtained via a national network. The average balance of these alternative funding sources amounted to $24.8 million and $8.2 million in 1998 and 1997, respectively. Alternative funding sources totaled 17% of average interest-bearing liabilities in 1998 and 7% in 1997.

Management expects an increasing need to rely on alternative funding sources to fund future loan growth. Additional use of FHLB borrowings and Federal funds purchased, as well as brokered and nonlocal certificates of deposits may be necessary to meet the challenge of obtaining acceptable funding sources without incurring an undesirable amount of interest rate risk.

NONPERFORMING ASSETS, PAST DUE LOANS, POTENTIAL PROBLEM ASSETS, AND THE ALLOWANCE FOR LOAN LOSSES. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest income was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, (3) loans past due ninety days or more that are still accruing interest, and (4) foreclosed and repossessed assets. Nonperforming assets were 1.91% ($3.1 million) and 0.63% ($0.9 million) of portfolio loans (excludes mortgage loans held for sale) and foreclosed and repossessed assets at December 31, 1998 and 1997, respectively.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by banking regulatory agencies for loans classified substandard and doubtful. Potential problem assets, which are not included in nonperforming assets, were 2.05% ($3.4 million) of portfolio loans for 1998, compared to 2.09% ($2.8 million) for 1997. The 1998 increase in potential problem assets is principally related to three commercial loans secured by real estate and/or chattel to borrowers in the Bank's primary lending area totaling $1.2 million. At December 31, 1998, potential problem assets included the following commercial and consumer loans: (1) secured by real estate - $1.5 million, (2) secured by real estate and chattel (principally inventory, equipment and receivables) - $1.6 million, (3) secured by vehicles and/or chattel - $0.2 million, and (4) unsecured loans - $0.1 million.

Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. During 1998, management increased the Company's allowance due to continued loan growth and higher trending delinquencies, nonperforming assets, and net charge-offs. The consolidated allowance for loan losses was 1.64% of outstanding portfolio loans at December 31, 1998 (Bank - 1.54%; finance company - 4.96%), as compared to 1.42% at December 31, 1997 (Bank - 1.41%; finance company - 2.49%). The year-end 1998 ratio of the allowance for loan losses to nonperforming assets was 86%, as compared to 224% for 1997. The allowance for loan losses as a percent of nonperforming assets plus potential problem loans was 42% and 52% as of December 31, 1998 and 1997, respectively.

CAPITAL. Management believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. Stockholders' equity was $15.8 million or 7.59% of total assets at December 31, 1998, and $13.3 million or 7.98% of total assets at December 31, 1997. Net income is the primary source of new capital for the Company. In addition, net proceeds from stock transactions, including shares issued through director and employee plans, contributed $408,000 and $271,000 of capital in 1998 and 1997, respectively. Unrealized gain or loss on securities held for sale, net of applicable income taxes, are recorded directly to stockholders' equity. To record the fair value of securities held for sale, stockholders' equity was increased by $60,000 and $97,000 during 1998 and 1997, respectively.

Heritage Financial's continuing record of strong earnings performance allowed the board of directors to raise the annual dividend 13% to $1.35 per share in 1998 from the 1997 level of $1.20 per share. The board develops and reviews the capital goals of Heritage Financial and the Bank. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and other prudent financial management principles.

Heritage Bank and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against assets and certain off-balance-sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 1998, the Bank's capital exceeded the regulatory minimums and met the regulatory definition of "well-capitalized". The Bank's capital ratios and the regulatory guidelines are presented in Note 14 to the consolidated financial statements.

INTEREST RATE SENSITIVITY AND LIQUIDITY MANAGEMENT
Managing net interest income is a critical element in optimizing the earnings of a banking organization. Movements in interest and the corresponding effects on the net interest income may significantly affect profitability. With the goal of consistent earnings growth with minimal interest rate risk, the Bank's asset/liability management (ALCO) committee oversees this process by establishing guidelines to manage the sensitivity and repricing of the Bank's assets and liabilities.

The impact of interest rate changes can be mitigated by maintaining a balance between interest rate-sensitive assets and liabilities within given time frames. The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the "gap," both of which are used as a measure of interest rate risk. A ratio of 100% suggests a balanced position between rate-sensitive assets and liabilities within a given repricing period. While the measurement process and related assessment of risk are somewhat imprecise, the Bank believes its asset/liability management program allows adequate reaction time for trends in the market place as they occur, thereby minimizing the potential negative effect of its gap position against the event of interest rate changes.

The Bank also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding, management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allow the Bank to generate strong net interest income while controlling and monitoring interest rate risk.

The following table reflects the Bank's interest rate sensitivity position both individually within specified time periods and cumulatively over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. As indicated in the table, a significant percentage of the Bank's assets and liabilities reprice within three months. In a period of generally falling interest rates, this gap position will normally result in a decrease in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in an increase in net interest income. The Federal Reserve Board acted to reduce short-term rates in late 1998, resulting in a negative impact on net interest income in the fourth quarter. Additional declines in interest rates could have a similar effect in 1999.

INTEREST RATE SENSITIVITY

(dollars in thousands)                                     TIME TO REPRICING OR MATURITY FROM DECEMBER 31, 1998
                                                                4 MONTHS          OVER 1
                                               3 MONTHS         THROUGH          THROUGH        OVER 3
                                               OR LESS          1 YEAR           3 YEARS         YEARS           TOTAL
                                               --------         -------          -------        ------          --------
Interest-earning assets:
     Loans                                      $86,739         $ 44,343         $28,248        $ 2,264         $161,594
     Mortgage loans held for sale                 3,222                -               -              -         $  3,222
     Securities                                   4,840            3,357           6,059          7,609         $ 21,865
------------------------------------------------------------------------------------------------------------------------

          Total interest-earning assets         $94,801         $ 47,700         $34,307        $ 9,873         $186,681
------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
     Transaction and savings                    $ 8,089         $ 29,795         $ 9,713        $ 4,417         $ 52,014
     Certificates of deposit                     25,175           51,682          14,156          9,428         $100,441
     Borrowed funds                              12,332               16              32          1,027         $ 13,407
------------------------------------------------------------------------------------------------------------------------

          Total interest-bearing liabilities    $45,596         $ 81,493         $23,901        $14,872         $165,862
------------------------------------------------------------------------------------------------------------------------

Interest sensitivity gap                        $49,205         $(33,793)        $10,406        $(4,999)        $ 20,819

Cumulative interest sensitivity gap             $49,205         $ 15,412         $25,818        $20,819

Cumulative net interest-earning
     assets as a percentage of
     interest-bearing liabilities (1)               208%             112%            117%           113%


(1) If all transaction and savings accounts had been included in the 3 months or less category above, the cumulative net interest-earning assets as a percentage of interest-bearing liabilities would have been 106%, 101%, 114% and 113%, respectively, for the 3 months or less, 4 months through 1 year, over 1 through 3 years, and over 3 years categories.

The ALCO committee also monitors the Company's liquidity position. The objective of liquidity management is to ensure the ability to meet cash flow needs of customers, such as new loan demand and deposit withdrawals, while at the same time maximizing lending and investment opportunities. Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations with expensive funding sources. Too much liquidity on the balance sheet can also be undesirable as earnings will suffer due to underutilized resources. The Bank maintains adequate liquidity with sufficient levels of liquid assets, deposit growth, and available alternative funding sources.

The worldwide concern about Year 2000 computer programming issues could have an adverse effect on the Bank's liquidity position if deposit customers lose confidence in the banking system and withdraw their funds. While every effort is being made to prepare for these issues, management is currently unable to predict the reaction of customers and the impact, if any, on the Bank's liquidity position and needs during 1999. However, steps are being taken to increase the amount of funds available to the Bank in the event additional liquidity is needed.

At December 31, 1998, the Bank had available approximately $7.0 million in FHLB advances and $14.3 million in Federal funds lines of credit with other financial institutions. The Bank also has access to nonlocal funds through certificate of deposit brokers and via a national certificate of deposit network. In addition, management believes Heritage Financial, which had no debt at December 31, 1998, could secure short-term or long-term lines of credit with other financial institutions to meet liquidity needs. Arrangements are also being made to allow the Bank to borrow from the Federal Reserve Bank's discount window if needed.

RESULTS OF OPERATIONS
COMPARISON OF YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996. Heritage Financial's net income rose $550,000 to reach $2,852,000 in 1998, a 24% increase over 1997. Net income for 1997 increased 9% from the $2,105,000 earned in 1996 while 1996 net income increased 25% . Basic net income per share was $5.00 in 1998, compared with $4.15 in 1997 and $3.93 in 1996. Diluted net income per share was $4.98 for 1998, compared with $4.11 in 1997 and $3.84 in 1996. Return on average stockholders' equity increased to 19.35% in 1998 from 18.65% in 1997 and 20.27% in 1996. Return on average total assets declined for the year ended December 31, 1998 to 1.53% from 1.55% in 1997 and 1.76% in 1996.

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

On a fully taxable-equivalent (TE) basis, net interest income for 1998 grew 23%, or $1.8 million over 1997. Average earning assets increased 25% or $34.2 million between years, while average interest-bearing liabilities rose 28% or $33.2 million. The Company's net interest margin was 5.49% and 5.59% for 1998 and 1997, respectively.

The yield on average earning assets decreased 9 basis points to 9.77% in 1998. The mix of earning assets changed as the average balance of higher-yielding loans rose $31.6 million (26%) and comprised 88% of average earning assets, up from 87% in 1997. Overall loan yields declined 9 basis points to 10.26%, primarily due to the decline in market interest rates and increasing competitive pressures in the Bank's local market. The average balance of securities increased 13% or $2.4 million, while the yield on securities declined 38 basis points to 6.29%, as lower-yielding securities replaced those sold, called or maturing.

All of the Company's interest-bearing deposit categories rose during 1998 as average interest-bearing deposits grew $27.6 million or 25%. While all categories increased, certificates of deposits led with a $21.3 million, or 31%, increase in average balances. Other borrowed funds also played a significant role in the funding of asset growth by increasing $5.6 million or 69%. The cost of all average interest-bearing liability categories decreased 13 basis points to 4.92%, primarily the result of an overall decline in market interest rates and capitalized interest on the new main office building.

During 1997, net interest income rose 23%, or $1.5 million and totaled $7.8 million. Average earning assets grew 23% in 1997, a $26.2 million increase. Interest-bearing liabilities rose $24.9 million or 27%. Net interest margin was 5.59% for both 1997 and 1996. The yield on average earning assets increased 16 basis points to 9.86%. The mix of earning assets shifted favorably as average loans grew $26.7 million or 29%, while average securities decreased $0.5 million or 2%.

Average interest-bearing liabilities grew $24.9 million or 27% during 1997, while the cost of average interest-bearing liabilities increased 4 basis points to 5.05%. Certificates of deposits led the increase by rising 28% or $15.1 million. The increase in the cost of interest-bearing liabilities was primarily due to the change in the mix to higher rate paying certificates of deposit and, to a lesser extent, an increase in rates.

Nonrecurring capitalized interest costs associated with the construction of the Bank's new main office facility increased net interest income and reduced the cost of average interest-bearing liabilities for 1998 and 1997 by $246,000 ($157,000 after-tax) and $67,000 ($43,000 after-tax), respectively. Had capitalized interest been included in interest expense, the cost of average interest-bearing liabilities would have been 5.09% rather than 4.92%, and the TE net interest margin would have been 5.35% instead of 5.49%. Capitalized interest increased basic net income per share by $0.276 and diluted net income per share by $0.275 during 1998 ($0.077 and $0.077, respectively, in 1997).

The following table sets forth certain information relating to the Company's average consolidated balance sheets and consolidated statements of income for the years ended December 31, 1998, 1997 and 1996.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME


(dollars in thousands)                                     1998                          1997                         1996
                                              ---------------------------   ---------------------------   --------------------------
                                                                  AVERAGE                       AVERAGE                      AVERAGE
                                               AVERAGE             YIELD/    AVERAGE             YIELD/   AVERAGE            YIELD/
ASSETS                                         BALANCE  INTEREST   COST     BALANCE   INTEREST   COST     BALANCE  INTEREST   COST
                                              ---------------------------   ---------------------------   --------------------------
Earning Assets
  Net loans (1)                               $151,938  $15,590   10.26%    $120,343  $12,453   10.35%   $ 93,599  $ 9,746   10.41%
  Taxable securities                            16,139      986    6.11%      15,224      995    6.53%     15,524      930    5.99%
  Tax exempt securities                          4,750      328    6.91%       3,308      241    7.29%      3,478      246    7.07%
  Federal funds sold                               274       15    5.47%           -        -    0.00%         51        3    4.98%
-----------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                   173,101   16,919    9.77%     138,876   13,689    9.86%    112,651   10,925    9.70%
Nonearning assets                               13,459                         9,280                        6,787
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                  $186,560                      $148,156                     $119,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing Liabilities
  Interest checking                           $ 11,132  $   209    1.88%    $  9,757  $   202    2.07%   $  8,523  $   178    2.09%
  Money market accounts                         26,481    1,069    4.04%      21,911      921    4.21%     19,656      848    4.31%
  Savings accounts                               5,427      117    2.16%       5,188      128    2.47%      4,976      122    2.46%
  Retirement accounts                            3,599      183    5.08%       3,479      187    5.38%      3,227      178    5.51%
  Certificates of deposit                       78,991    4,454    5.64%      68,728    4,029    5.86%     53,626    3,175    5.92%
  Brokered CDs                                   3,585      212    5.91%           -        -        -          -        -        -
  National CDs                                   7,429      424    5.71%           -        -        -          -        -        -
  Other borrowings                              13,815      742    5.37%       8,194      454    5.54%      2,359      129    5.45%
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities(2)  150,459    7,410    4.92%     117,257    5,922    5.05%     92,367    4,629    5.01%
Noninterest-bearing liabilities                 21,357                        18,558                       16,684
-----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                      171,816                       135,815                      109,051
Stockholders' equity                            14,744                        12,341                       10,386
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $186,560                      $148,156                     $119,438

Net interest income/net interest spread (2)             $ 9,509    4.85%              $ 7,767    4.81%             $ 6,295    4.69%
Net earning assets/net interest margin (2)    $ 22,642             5.49%    $ 21,619             5.59%   $ 20,284             5.59%

(1)  Net loans include mortgage loans held for sale.
(2) In 1998 and 1997, the Company capitalized $246,000 and $67,000, respectively, of interest expense related to the carrying cost construction in progress.

The following table presents the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the years indicated.

RATE/VOLUME ANALYSIS

(dollars in thousands)
                                     1998 VS. 1997                       1997 VS. 1996                       1996 VS. 1995
ASSETS                         INCREASE (DECREASE) DUE TO          INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                               ---------------------------        ----------------------------       -----------------------------
                                VOLUME     RATE     TOTAL         VOLUME     RATE       TOTAL        VOLUME      RATE       TOTAL
                               ---------------------------        ----------------------------       -----------------------------
Interest income on:
  Loans                         $3,269    $(132)   $3,137         $2,784     $(77)     $2,707        $2,164     $  85      $2,249
  Taxable securities                60      (69)       (9)           (18)      83          65          (185)      (14)       (199)
  Tax exempt securities            105      (18)       87            (12)       7          (5)          (28)       (3)        (31)
  Federal funds sold                15        -        15             (3)       -          (3)           (6)       (1)         (7)
----------------------------------------------------------------------------------------------------------------------------------

Total interest income           $3,449    $(219)   $3,230         $2,751     $ 13      $2,764        $1,945     $  67      $2,012
----------------------------------------------------------------------------------------------------------------------------------

Interest expense on:
  Interest checking                 29      (22)        7             26       (1)         25             2       (12)        (10)
  Money market accounts            192      (44)      148             97      (24)         73            53        32          85
  Savings accounts                   6      (17)      (11)             5        1           6             6         1           7
  Retirement accounts                6      (10)       (4)            14       (5)          9            (4)      (12)        (16)
  Certificates of deposit          602     (177)      425            894      (40)        854           595       170         765
  Brokered CDs                     212        -       212              -        -           -             -         -           -
  National CDs                     424        -       424              -        -           -             -         -           -
  Other borrowings                 311      (23)      288            318        7         325            67       (10)         57
----------------------------------------------------------------------------------------------------------------------------------

Total interest expense          $1,782    $(294)   $1,488         $1,354     $(62)     $1,292        $  719     $ 169      $  888
----------------------------------------------------------------------------------------------------------------------------------

Net Interest Income             $1,667    $  75    $1,742         $1,397     $ 75      $1,472        $1,226     $(102)     $1,124

Changes attributable to both rate and volume have been allocated to rate.


PROVISION FOR LOAN LOSSES. The provision for loan losses is the charge to operating income that management determines to be necessary to maintain the allowance for loan losses at an adequate level, and reflects management's estimate of the risk of loss inherent in the loan portfolio. The provision for loan losses was $1,325,000, $675,700 and $485,000 in 1998, 1997 and 1996,
respectively. The provision has increased to cover the growth of the loan portfolio and increases in net chargeoffs, nonperforming assets, and potential problem assets.

Net chargeoffs to average portfolio loans outstanding (excludes mortgage loans held for sale) was 0.41% ($624,000), 0.26% ($311,000) and 0.23% ($208,000) for
1998, 1997 and 1996, respectively. The coverage ratio of net income plus provision for loan losses to net chargeoffs was 6.69 in 1998, 9.56 in 1997, and
12.44 in 1996. The year-end allowance for loan losses divided by net chargeoffs yielded a coverage ratio of 4.33, 6.14, and 7.42 for 1998, 1997, and 1996, respectively. During 1999, management plans to adequately provide for both net chargeoffs and for identifiable future losses associated with planned increases in the Bank's commercial, mortgage and consumer portfolios.

NONINTEREST INCOME. Besides the attention to net interest income, the Company focuses on its ability to generate additional noninterest income from both core business and newer initiatives, such as brokerage services and insurance. Excluding securities gains, noninterest income contributed 29%, 31% and 34% in 1998, 1997 and 1996, respectively, of total tax equivalent revenues (net interest income plus noninterest income). Total noninterest income (excluding securities gains in all periods) increased 13%, 6% and 30% in 1998, 1997 and 1996, respectively. Noninterest income (excluding securities gains) as a percentage of average total assets was 2.10%, 2.35% and 2.75% for 1998, 1997 and 1996, respectively.

Services charges on deposit accounts (the largest component of noninterest income) increased $4,000 (0.3%), $80,000 (6%) and $52,000 (4%) in 1998, 1997 and
1996, respectively. The Bank contracted with a local convenience store chain in the second quarter of 1997 to place automated teller machines (ATMs) inside its stores. That affiliation has resulted in significantly increased ATM transaction fees, particularly from noncustomers. ATM transaction fee income increased $114,000 (67%) in 1998, $92,000 (119%) in 1997, and $7,000 (11%) in 1996. Fewer
commercial customers participated in the Bank's accounts receivable financing program during 1998. Income from accounts receivable financing declined $131,000 (34%) in 1998 following a $17,000 (5%) increase in 1997 and a $106,000 (40%)
increase in 1996.

Lower interest rates created greater demand for mortgage refinancing during 1998. Income from mortgage banking activities increased $142,000 (20%) in 1998 following a decrease of $159,000 (19%) in 1997 and an increase of $365,000 (74%) in 1996. During the fourth quarter of 1998, a $108,000 ($69,000 after-tax) nonrecurring charge to noninterest income was recorded to write down the value of the Bank's originated mortgage servicing rights. The write-down was due to anticipated prepayments on mortgage loans serviced by the Bank following the decline in mortgage interest rates during 1998. The decline in the value of mortgage servicing rights decreased basic net income per share by $0.121 and diluted net income per share by $0.120 in 1998. Management expects the demand for refinancing to subside during 1999, resulting in less income from mortgage activities.

Noninsured investment products (e.g., debt and equity securities, mutual funds, annuities, etc.) continue to grow in popularity with the Bank's customers. The brokerage subsidiary's first three years of operations under the broker/dealer relationship with Raymond James & Associates (formerly Robert Thomas Securities) resulted in increased brokerage fees of $22,000 (6%), $92,000 (34%) and $191,000 (132%) in 1998, 1997 and 1996, respectively. The nominal increase during 1998 is believed to be the result of increased competition, both locally and from national discount brokerage firms.

A reinsurance subsidiary was formed in 1996 to generate underwriting profits by providing life and disability insurance to borrowers of the Bank. Life and disability insurance premiums increased $77,000 (71%) in 1998 and $101,000 in 1997, largely due to increased sales volume by the Bank's finance company subsidiary. Income from unconsolidated subsidiary includes a $148,000 ($95,000 after-tax) gain realized during the second quarter of 1998 by Heritage Investment Corporation from the sale of a speculative industrial building which was constructed as a community development project. Profits from the project will be reinvested to promote community development (i.e., affordable housing, community services and economic development, including community stabilization and revitalization). The gain from the sale of the industrial building increased both basic net income per share and diluted net income per share by $0.166 in 1998.

NONINTEREST EXPENSE. Noninterest expense is significant to the Company's financial performance. Management is continually challenged to control operating costs and improve efficiencies while still providing higher levels of customer service. Noninterest expense increased $684,000 (10%), $1,088,000 (19%), and $1,181,000 (26%) in 1998, 1997 and 1996, respectively. The ratio of noninterest expense to average total assets was 4.05%, 4.64% and 4.84% for 1998, 1997 and 1996, respectively.

Salaries and employee benefits, the largest component of noninterest expense, increased 16% in 1998 and 1997, compared to 37% in 1996. The ratio of personnel expense as a percentage of average total assets was 2.24% in 1998 compared to 2.44% and 2.62%, respectively, for 1997 and 1996. The Bank's continued growth and diversification contributed to the increases in all three years. The commercial lending staff was increased during both 1998 and 1997. The consumer lending staff grew when the Bank's consumer finance subsidiary was formed in 1997 and expanded again in 1998 in connection with the acquisition of certain assets of another local consumer finance company. During 1996, the brokerage service staff was expanded and the Hilltop branch, which opened in late 1995, reported its first full year of operation. Management expects 1999 expenses to rise as the Bank grows its commercial, mortgage and consumer lending portfolios.

Salaries and employee benefits include commissions paid in the brokerage service and mortgage banking operations. As revenues increase or decrease in these business lines, the commissions change accordingly. In addition, contributions to the employee and director incentive bonus and ESOP pension plans are contingent upon the Company attaining certain net income goals which are predetermined annually. Contributions to these plans increase or decrease in relationship to the extent to which the goals are achieved or surpassed.

Furniture and equipment expense increased 10% or $75,000 in 1998, compared to 72% and 12% in 1997 and 1996, respectively. The 1998 increase included system enhancements necessitated by Year 2000 issues and additional expansion of the Bank's ATM network, while the 1997 increase included costs related to the Company's ongoing effort to provide the infrastructure necessary to efficiently accommodate future growth. During 1997, equipment lease expense increased $252,000 as leasing arrangements were used to upgrade the Bank's technology and communications equipment, as well as to expand its ATM network. Occupancy expense increased $44,000 (8%) in 1998, $61,000 (12%) in 1997, and $80,000 (20%)
in 1996. The increases in 1998 and 1997 included costs associated with the formation and expansion of the Bank's consumer finance subsidiary, while the 1996 increase was primarily the result of adding the new Hilltop branch.

Occupancy expense and, to a lesser extent, furniture and equipment expense are expected to increase in 1999 due to costs associated with the Bank's new main office facility, which was substantially completed and occupied during the fourth quarter of 1998. In addition, during 1999 the Bank expects to incur additional expenses relating to Year 2000 issues (approximately $125,000 in 1998 and 1999, combined). Other noninterest expense includes expenses related to the Bank's reinsurance subsidiary, which began operations in 1996, totaling $62,000 in 1998, $30,000 in 1997 and $3,000 in 1996.

Each of the remaining noninterest expense categories experienced nominal increases or decreases in 1998, while all categories increased in 1997 and 1996. These increases are the result of the Bank's continued growth and costs related to generating noninterest income, as well as moving and other expenses associated with the Bank's new main office facility.

The Company monitors its expense ratio and utilizes the efficiency ratio as a measure of its success in increasing revenues, while controlling costs. The expense ratio (noninterest expense minus noninterest income, excluding securities gains and losses, divided by average total assets) was 1.94% in 1998, 2.29% in 1997 and 2.09% in 1996. The efficiency ratio, which is calculated excluding the same items, divides noninterest expense by net interest income
(TE) plus noninterest income. The efficiency ratio was 56.22%, 61.41%, and 60.31% for 1998, 1997, and 1996, respectively. Cost containment in 1999 is a priority of management.

PROVISION FOR INCOME TAXES. The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major differences between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit, and interest on tax-exempt securities and loans. The Company's effective tax rate was 36% in 1998 and 1997, and 37% in 1996. See Note 9 to the consolidated financial statements for additional details of the Company's income tax provision.

ADDITIONAL GUIDE 3 STATISTICAL DISCLOSURES REQUIRED BY BANK HOLDING COMPANIES

INVESTMENT PORTFOLIO. The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 1998.

  (dollars in thousands)
                                        Within            1-5             5-10        Beyond
     Investment Category                  1 Year         Years           Years       10 Years        Total
     -------------------                  ------        -------         -------      --------        -----
  U.S. agencies                           $   -         $ 3,201         $ 1,518       $    -        $ 4,719
  Tax-exempt securities                     166           1,992             996        2,742          5,896
                                          -----          ------         -------       ------        -------
  Total                                   $ 166         $ 5,193         $ 2,514       $2,742        $10,615
                                          =====         =======         =======       ======        =======
  Weighted average yield (tax
    equivalent basis)                      8.53%           6.14%           6.97%        6.44%          6.45%
                                          =====         =======         =======       ======        =======

  Mortgage-backed, asset-backed and equity securities                                               $11,251
                                                                                                    =======
  Weighted average yield on mortgage-backed, asset-backed and equity securities                        6.20%
                                                                                                    =======


LOAN PORTFOLIO. The following table presents as of December 31, 1998, 1997, 1996, 1995 and 1994, a summary of loans outstanding by category. The Company has no foreign loans.

(dollars in thousands)
                                                    As of December 31,
                                                    ------------------
     Type of Loan               1998          1997         1996        1995        1994
                                ----          ----         ----        ----        ----
Real estate:
     1-4 family residential   $  44,743    $  39,221    $  28,474    $ 24,648    $ 21,477
     Construction                12,442       16,760       16,729       9,164       6,490
     Commercial                  60,072       41,305       26,082      20,663      15,226
Commercial, financial and
     agricultural                27,004       22,835       20,140      15,926      10,262
Consumer                         22,043       14,937       12,387      10,213       9,938
                              ---------    ---------    ---------    --------    --------
                                166,304      135,058      103,812      80,614      63,393
Less unearned interest           (2,007)        (208)         (36)        (44)        (64)
                              ---------    ---------    ---------    --------    --------
     Total loans              $ 164,296    $ 134,850    $ 103,776    $ 80,570    $ 63,329
                              ---------    ---------    ---------    --------    --------


The following is a presentation of portfolio loans (excludes mortgage loans held for sale) by contractual maturity as of December 31, 1998.

(dollars in thousands)

Type of Loan                              Over 1
------------                   1 year     through      Over
Real Estate:                  or less     5 years     5 years       Total
                              -------     -------     -------       -----
   1-4 family residential     $11,902     $ 6,350     $26,491     $ 44,743
   Construction                11,502         578         363       12,442
   Commercial                  13,974      12,269      33,766       60,008
Commercial, financial
   and agricultural            16,313       5,412       2,841       24,566
Leases                             59       1,983          --        2,043
Consumer                        8,191      11,164       1,139       20,495
                              -------     -------     -------     --------
   Total                      $61,941     $37,755     $64,600     $164,296
                              =======     =======     =======     ========


At December 31, 1998, portfolio loans due after one year with predetermined interest rates totaled $35,494,000, and portfolio loans due after one year with floating or adjustable interest rates totaled $51,226,000.

The following table presents information regarding nonperforming assets and accruing loans which are contractually past due 90 days or more as to principal or interest payments. Nonperforming assets consist of (a) nonaccrual loans, (b) restructured loans, and (c) foreclosed and repossessed assets.

(dollars in thousands)                                December 31,
                                                      ------------
Nonperforming Assets:                     1998    1997    1996    1995   1994
                                          ----    ----    ----    ----   ----
  Nonaccrual loans                       $  803   $ 95   $  173   $120   $ 70
  Restructured loans                         99     82       86     93     --
  Accruing loans which are contractually
     past due 90 days or more as to
     principal and interest payments      1,941    451      935     16    273
  Foreclosed and repossessed assets         297    225       74    247      5
                                         ------   ----   ------   ----   ----
          Total nonperforming assets     $3,140   $853   $1,268   $476   $348
                                         ------   ----   ------   ----   ----


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

Interest income that would have been earned on nonaccrual loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period amounted to $23,000, $27,000 and $13,000 in 1998, 1997 and 1996, respectively. Interest income recognized on nonaccrual loans amounted to $40,000, $4,000 and $5,000 in 1998, 1997 and 1996, respectively.

Potential problem loans, which are not included in nonperforming assets, were $3,368,000, $2,814,000 and $447,000 at December 31, 1998, 1997 and 1996,
respectively. Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by banking regulatory agencies for loans classified substandard and doubtful.

As of December 31, 1998, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

Although the Company's loan portfolio is concentrated in Montgomery County, Tennessee and the surrounding counties in Tennessee and Kentucky, management does not believe this geographic concentration presents an abnormally high risk.

SUMMARY OF LOAN LOSS EXPERIENCE. The activity in the Bank's allowance for loan losses is presented in the following table for the years ended December 31, 1998 and 1997.

(dollars in thousands)
                                                           Years Ended December 31,
                                                           ------------------------
                                                 1998      1997      1996      1995      1994
                                                 ----      ----      ----      ----      ----
Balance at beginning of period                  $1,908    $1,544    $1,267    $1,023    $  795
                                                ------    ------    ------    ------    ------
Charge-offs:
     Real estate:
          1-4 family residential                     8        --        --        --        --
          Construction                              --        --        --        --        --
          Commercial                                --        --        --        --        11
     Commercial, financial and agricultural        240       129        93        19        11
     Consumer                                      417       212       151       131        73
                                                ------    ------    ------    ------    ------
                                                   665       341       244       150        95
                                                ------    ------    ------    ------    ------
Recoveries:
     Real estate:
          1-4 family residential                    --        --        --        --        --
          Construction                              --        --        --        --        --
          Commercial                                --        --        --        --        --
     Commercial, financial and agricultural          9         8        29         1        11
     Consumer                                       32        21         7        19         5
                                                ------
                                                    41        29        36        20        16
                                                ------    ------    ------    ------    ------
Net charge-offs                                    624       312       208       130        79
                                                ------    ------    ------    ------    ------
Additions charged to operations                  1,325       676       485       374       307
Addition due to loans purchased                     93        --        --        --        --
                                                ------    ------    ------    ------    ------
Balance at end of period                        $2,702    $1,908    $1,544    $1,267    $1,023
                                                ======    ======    ======    ======    ======

Ratio of net charge-offs to average portfolio
     loans outstanding during the period
     (excludes mortgage loans held for sale)      0.41%     0.26%     0.23%     0.18%     0.13%

At December 31, 1998 and 1997, the allowance for loan losses was allocated as follows:

(dollars in thousands)
                                                December 31, 1998            December 31, 1997
                                            -------------------------     ------------------------
                                                       % of loans in                 % of loans in
                                                       each category                 each category
                                            Amount     to total loans     Amount     to total loans
                                            ------     --------------     ------     --------------
Real estate:
     1-4 residential                        $  220         27.2%          $  238         22.5%
     Construction                              182          7.6%             170         12.4%
     Commercial                                911         36.5%             425         30.5%
Commercial, financial and agricultural         440         16.2%             317         17.1%
Consumer                                       626         12.5%             303         17.5%
Unallocated                                    323           N/A             455           N/A
                                            ------        ------          ------        ------
     Total                                  $2,702        100.0%          $1,908        100.0%
                                            ======        ======          ======        ======

DEPOSITS. The following table presents the amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the years ended December 31, 1998 and 1997.

(dollars in thousands)
                                          December 31,             December 31,
                                             1998                     1997
                                             ----                     ----
three months or less                       $  5,345                 $  3,178
three to six months                           1,833                    2,482
six to twelve months                          4,734                    3,379
over twelve months                            3,360                    2,632
                                           --------                 --------
     Total                                 $ 15,272                 $ 11,671
                                           =========                ========

RETURN ON EQUITY AND ASSETS. Return on average assets (ROA), return on average stockholders' equity (ROE), average equity to average assets ratio, and dividend payout ratio for the periods indicated are as follows:

                                                      Years Ended December 31,
                                                      1998                1997
                                                      ----                ----
Return on average assets                               1.53%              1.55%
Return on average equity                              19.35%             18.65%
Average equity to average assets ratio                 7.90%              8.33%
Dividend payout ratio                                 27.28%             29.54%

SHORT-TERM BORROWINGS. The Company did not have any category of short-term borrowings for which the average balance outstanding during the reported periods was 30 percent or more of stockholders' equity at the end of the reported periods.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Heritage Financial Services, Inc.

We have audited the consolidated balance sheets of Heritage Financial Services, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Services, Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


January 15, 1999

ITEM 7.  FINANCIAL STATEMENTS

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 1998 and 1997

        Assets                                                                                     1998                1997
Cash and due from banks                                                                      $   7,611,438       $  4,531,237
Securities,  available-for-sale, at fair value                                                  21,865,281          19,153,082
Mortgage loans held for sale                                                                     3,222,057             631,486
Loans                                                                                          164,296,266         134,850,045
Allowance for loan losses                                                                       (2,702,194)         (1,908,420)

        Net loans                                                                              161,594,072         132,941,625
Premises and equipment                                                                          10,354,558           5,461,051
Accrued interest receivable                                                                      1,889,196           1,584,622
Deferred income taxes                                                                              575,800             590,213
Foreclosed and repossessed assets                                                                  296,783             225,132
Other assets                                                                                       802,254             964,434

        Total assets                                                                         $ 208,211,439       $ 166,082,882

Liabilities and Stockholders' Equity
Deposits:
        Noninterest-bearing                                                                  $  24,163,261       $  18,821,225
        Interest-bearing                                                                       152,455,100         115,559,087

        Total deposits                                                                         176,618,361         134,380,312
Federal funds purchased and other short-term borrowings                                          3,675,000           8,150,000
Long-term borrowings                                                                             9,732,277           8,785,688
Accrued interest payable                                                                           742,048             555,956
Other liabilities                                                                                1,648,852             958,275

        Total liabilities                                                                      192,416,538         152,830,231
Stockholders' equity:
        Preferred stock, no par value. Authorized
          1,000,000 shares; no shares issued
          or outstanding                                                                             -                   -
        Common stock, $2.00 par value. Authorized
          1,000,000 shares; issued 579,645 shares
          in 1998 and 568,574 shares in 1997                                                     1,159,290           1,137,148
        Additional paid-in capital                                                               5,464,157           5,078,586
        Retained earnings                                                                        9,054,518           6,980,416
        Accumulated other comprehensive income, net                                                116,936              56,501

        Total stockholders' equity                                                              15,794,901          13,252,651

        Total liabilities and stockholders' equity                                           $ 208,211,439       $ 166,082,882



See accompanying notes to consolidated financial statements.



HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 1998, 1997 and 1996

                                                                                1998               1997                1996
Interest income:

   Loans, including fees                                              $      15,583,411         12,453,155           9,741,973
   Investment securities:
       Taxable                                                                  986,347            994,678             930,172
       Tax-exempt                                                               229,080            168,158             171,462
   Federal funds sold                                                            14,459               -                  2,534

           Total interest income                                             16,813,297         13,615,991          10,846,141
Interest expense:
   Deposits                                                                   6,668,238          5,468,212           4,500,893
   Other                                                                        742,277            453,887             128,590

           Total interest expense                                             7,410,515          5,922,099           4,629,483

           Net interest income                                                9,402,782          7,693,892           6,216,658
Provision for loan losses                                                     1,325,000            675,700             485,000

           Net interest income after provision
               for loan losses                                                8,077,782          7,018,192           5,731,658
Noninterest income:
   Service charges on deposit accounts                                        1,388,951          1,385,435           1,305,585
   Service charges on ATM transactions                                          283,338            169,582              77,592
   Mortgage banking activities                                                  837,920            696,312             854,934
   Accounts receivable financing                                                257,306            388,238             371,239
   Net securities gains (losses)                                                 24,828             (2,376)             83,126
   Brokerage fees                                                               387,410            365,321             273,029
   Life and disability insurance premiums                                       185,266            108,595               7,953
   Income from unconsolidated subsidiary                                        147,580               -                   -
   Other                                                                        439,097            364,360             398,947

        Total noninterest income                                              3,951,696          3,475,467           3,372,405
Noninterest expenses:
   Salaries and employee benefits                                             4,186,044          3,617,344           3,129,271
   Occupancy                                                                    592,094            548,209             487,334
   Furniture and equipment                                                      791,191            716,445             417,587
   Data processing                                                              425,371            469,602             412,363
   Advertising and public relations                                             299,989            301,479             280,536
   Communications                                                               261,028            230,199             217,073
   Supplies                                                                     243,166            285,693             235,703
   Other                                                                        754,158            699,753             600,511

        Total noninterest expenses                                            7,553,041          6,868,724           5,780,378

        Income before income taxes                                            4,476,437          3,624,935           3,323,685
Income taxes                                                                  1,624,075          1,322,991           1,218,685

        Net income                                                  $         2,852,362          2,301,944           2,105,000
Earnings per common share:
   Basic                                                            $              5.00               4.15                3.93
   Diluted                                                                         4.98               4.11                3.84
Average common shares outstanding:
   Basic                                                                        570,581            554,204             535,407
   Diluted                                                                      573,049            560,162             547,900


See accompanying notes to consolidated financial statements.


                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                  Year Ended December 31, 1998, 1997 and 1996

                                                                                                    ACCUMULATED
                                                                     ADDITIONAL                        OTHER
                                                        COMMON         PAID-IN       RETAINED      COMPREHENSIVE     TOTAL
                                                         STOCK         CAPITAL       EARNINGS         INCOME        EQUITY
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                         $ 1,059,244      4,494,993      3,800,907       (8,157)      9,346,987

Dividends declared, $1.00 per share                           --             --       (547,385)          --        (547,385)

Issuance of common stock                                   3,584         50,176             --           --          53,760

Exercise of stock options                                 25,694        108,776             --           --         134,470

Purchase and retirement of common stock                   (2,990)       (37,993)            --           --         (40,983)

Shares issued under employee benefit plan                 17,202        226,530             --           --         243,732

Comprehensive income:

   Net income                                                 --             --      2,105,000           --       2,105,000

   Change in unrealized loss on
    securities available-for-sale                             --             --             --       19,121          19,121

        Less reclassification adjustment, net of
           deferred income tax benefit of $32,000             --             --             --      (51,500)        (51,500)

       Total comprehensive income                                                                                 2,072,621
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                           1,102,734      4,842,482      5,358,522      (40,536)     11,263,202

Dividends declared, $1.20 per share                           --             --       (680,050)          --        (680,050)

Issuance of common stock                                   3,744         56,156             --           --          59,900

Exercise of stock options                                 29,006        136,024             --           --         165,030

Purchase and retirement of common stock                   (3,962)       (93,627)            --           --         (97,589)

Shares issued under employee benefit plan                  5,626        137,551             --           --         143,177

Comprehensive income:

   Net income                                                 --             --      2,301,944           --       2,301,944

   Change in unrealized gain (loss) on
    securities available-for-sale                             --             --             --       95,537          95,537

        Less reclassification adjustment, net of
           deferred income taxes of $1,000                    --             --             --        1,500           1,500

       Total comprehensive income                                                                                 2,398,981
---------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                           1,137,148      5,078,586      6,980,416       56,501      13,252,651

Dividends declared, $1.35 per share                           --             --       (778,260)          --        (778,260)

Issuance of common stock                                   2,696         71,433             --           --          74,129

Exercise of stock options                                 13,300         69,200             --           --          82,500

Purchase and retirement of common stock                     (154)        (7,062)            --           --          (7,216)

Shares issued under employee benefit plan                  6,300        252,000             --           --         258,300

Comprehensive income:

   Net income                                                 --             --      2,852,362           --       2,852,362

   Change in unrealized gain on
    securities available-for-sale                             --             --             --       75,435          75,435

        Less reclassification adjustment, net of
           deferred income tax benefit of $10,000             --             --             --      (15,000)        (15,000)

       Total comprehensive income                                                                                 2,912,797
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                         $ 1,159,290      5,464,157      9,054,518      116,936      15,794,901
===========================================================================================================================

See accompanying notes to consolidated financial statements.


HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 1998, 1997 and 1996

Increase (decrease) in cash and due from banks                                  1998               1997                1996
Cash flows from operating activities:
     Net income                                                     $         2,852,362          2,301,944           2,105,000
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Deferred income tax benefit                                          (20,000)           (73,000)           (117,000)
           Depreciation and amortization                                        349,294            359,288             356,122
           Net securities (gains) losses                                        (24,828)             2,376             (83,126)
           Provision for loan losses                                          1,325,000            675,700             485,000
           Net accretion of securities                                          (75,908)           (95,396)           (106,613)
           Mortgage loans originated for sale                               (46,832,004)       (37,526,362)        (40,324,099)
           Proceeds from sale of mortgage loans                              44,241,433         39,228,356          39,686,899
           Increase in accrued interest receivable                             (304,574)          (291,615)           (350,381)
           Increase in accrued interest payable                                 186,092            113,084              24,202
           Increase in other liabilities                                        690,577            227,783             215,871
           Other, net                                                          (203,554)          (143,940)           (227,479)
        Net cash provided by operating activities                             2,183,890          4,778,218           1,664,396
Cash flows from investing activities:
     Proceeds from sales of securities available-for-sale                        84,212            927,040           3,428,727
     Maturities and redemptions of securities
        available-for-sale                                                    8,554,251          2,476,502           2,128,530
     Purchases of securities available-for-sale                             (11,095,312)        (3,115,758)         (2,762,675)
     Advances to limited liability company                                         -                  -                 (2,662)
     Net increase in other loans                                            (29,977,446)       (31,384,020)        (23,415,947)
     Purchases of premises and equipment, net                                (5,008,485)        (3,310,883)           (463,995)
        Net cash used by investing activities                               (37,442,780)       (34,407,119)        (21,088,022)
Cash flows from financing activities:
     Increase in deposits                                                    42,238,049         19,068,704          15,253,430
     Increase (decrease) in federal funds purchased
        and other short-term borrowings                                      (4,475,000)         3,300,000           3,450,000
     Repayment of long-term borrowings                                       (2,053,411)           (43,221)            (37,633)
     Proceeds from long-term borrowings                                       3,000,000          8,645,750                -
     Proceeds from issuance of common stock                                     156,629            224,930             188,230
     Shares issued under employee benefit plan                                  258,300            143,177             243,732
     Purchase and retirement of common stock                                     (7,216)           (97,590)            (40,983)
     Cash dividends paid                                                       (778,260)          (680,050)           (547,385)
        Net cash provided by financing activities                            38,339,091         30,561,700          18,509,391
Net increase (decrease) in cash and
   due from banks                                                             3,080,201            932,799            (914,235)
Cash and due from banks at beginning of year                                  4,531,237          3,598,438           4,512,673
Cash and due from banks at end of year                              $         7,611,438          4,531,237           3,598,438

Supplemental disclosures of cash flow information:
     Cash paid during year for interest                             $         7,224,423          5,809,015           4,629,483
     Cash paid during year for income taxes                                   1,660,746          1,436,788           1,416,594
  Non-cash investing activities:
     Capitalized interest                                                       246,342             67,083               3,097
     Stock dividend                                                 $            60,200             51,500              26,600


See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         Heritage Financial Services, Inc., through its subsidiary, Heritage Bank, provides a variety of banking and investment services to individuals and businesses through its banking offices in Clarksville and Montgomery County, Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans. The Bank provides investment services through Heritage Investment Center, Inc., insurance services through Central Life Insurance Company, and consumer loans through Advance Credit Company Inc., all of which are wholly-owned subsidiaries of the Bank (see Note 15). The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry. The significant policies are summarized as follows:

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Heritage Financial Services, Inc. (the Company), a one-bank holding company, and its wholly-owned subsidiary, Heritage Bank (the Bank) and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

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

         Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         INVESTMENT SECURITIES, CONTINUED

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

         MORTGAGE LOANS HELD FOR SALE

         Certain mortgage loans held for sale to permanent investors are stated at lower of cost or market in the aggregate with respect to the entire portfolio. At December 31, 1998, cost approximates the market value of such loans.

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

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         ALLOWANCE FOR LOAN LOSSES, CONTINUED

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

         PER SHARE AMOUNTS

         Earnings per share (EPS) is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128. The statement requires the dual presentation of basic and diluted EPS on the income statement. Basic EPS excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity.

         MORTGAGE SERVICING RIGHTS

         Separate assets are recognized for the rights to service mortgage loans for others regardless of how those servicing rights are acquired. Mortgage servicing rights are determined based on the present value of the difference between the yield on loans sold less a normal servicing fee and the yield paid to the investor over the estimated lives of the loans. The mortgage servicing rights are amortized on a method which approximates a level yield over the estimated lives of serviced loans considering assumed prepayment patterns.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The carrying values of the mortgage servicing rights are evaluated for impairment based on their fair values categorized by coupon rate. Fair values of servicing rights are determined by estimating the present value of future net servicing income considering the average interest rate and the average remaining lives of the related mortgage loans being serviced.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", defines a fair value-based method of measuring employee stock options or similar equity instruments. Under this method, compensation cost is measured at the option grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. In lieu of recording the value of such options, the Company has elected to continue to measure compensation cost using APB Opinion 25 and to provide pro forma disclosures quantifying the difference between compensation cost included in reported net income and the related cost measured by such fair value-based method.

         TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement, which supercedes SFAS No. 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities on application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers of assets that are secured borrowings. The adoption of SFAS 125 did not have a material effect on the Company's financial position or results of operations.

         INCOME TAXES

         The Company files a consolidated tax return with its subsidiary. Income taxes are allocated to members of the consolidated group on a separate return basis. Income taxes have been provided using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

         COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Cash and Due From Banks - The carrying amount is a reasonable estimate of fair value.

         Securities - The fair value is based on quoted market prices, if available. For securities where quoted market prices are not available, fair value is estimated based on market prices of similar securities.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Mortgage Loans Held for Sale - These instruments are awaiting funding (generally 30 days or less) from permanent investors. The carrying amount is a reasonable estimate of fair value.

         Loans - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         Deposits - The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand as of the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

         Federal Funds Purchased and Short-Term Borrowings - These instruments generally have an original term to maturity of 30 days or less and, therefore, their carrying amount is a reasonable estimate of fair value.

         Long-Term Borrowings - The fair value of long-term borrowings is estimated using rates currently offered for obligations with similar remaining maturities and rate structures.

         Commitments to Extend Credit and Standby Letters of Credit - Generally, commitments to extend credit and standby letters of credit have original terms, at their issuance, of one year or less; therefore, the fair value of these instruments does not materially differ from their stated value.

         RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of the provisions of this statement is not expected to have a material impact on the Company's financial statements.

         RECLASSIFICATIONS

         Certain amounts have been reclassified in the previous years' financial statements to conform

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         with the current year's classifications.

(2)      RESTRICTED CASH BALANCES

         The Company's subsidiary bank is required to maintain reserves, in the form of cash and due from banks against its deposit liabilities. Aggregate reserves of $868,000 were required to be maintained to satisfy federal regulatory requirements at December 31, 1998.

(3)      INVESTMENT SECURITIES

         The following table reflects the amortized cost and fair values of investment securities held at December 31, 1998 and 1997.

                                                      1998
----------------------------------------------------------------------------------------------------------------
                                                           GROSS                GROSS
                                    AMORTIZED           UNREALIZED           UNREALIZED              FAIR
AVAILABLE-FOR-SALE                     COST                GAINS               LOSSES                VALUE
---------------------------------------------------------------------------------------------------------------
U.S. AGENCIES                   $   4,685,871              50,986               18,250             4,718,607
MORTGAGE-BACKED U.S.
   AGENCIES                         9,748,597              54,587               25,377             9,777,807
ASSET-BACKED U.S.
   AGENCIES                           565,716               8,784                  -                 574,500
TAX-EXEMPT SECURITIES               5,783,985             132,395               20,413             5,895,967
EQUITY SECURITIES                     898,400                -                     -                 898,400
---------------------------------------------------------------------------------------------------------------
                                $  21,682,569             246,752               64,040            21,865,281
===============================================================================================================

                                                      1997
---------------------------------------------------------------------------------------------------------------
U.S. agencies                   $  10,420,563              62,584               65,110            10,418,037
Mortgage-backed
 U.S. agencies                      3,876,781              50,078               46,497             3,880,362
Tax-exempt securities               3,929,241              87,253                   11             4,016,483
Equity securities                     838,200                 -                    -                 838,200
---------------------------------------------------------------------------------------------------------------
                                $  19,064,785             199,915              111,618            19,153,082
===============================================================================================================

The amortized cost and fair value of debt securities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                           AMORTIZED             FAIR
                                                                             COST                VALUE
                                                                      ----------------------------------
Available-for-sale:
   Due in one year or less                                            $     165,000            166,058
   Due after one through five years                                       5,125,964          5,192,662
   Due after five through ten years                                       2,460,253          2,513,595
   Due after ten years                                                    2,718,577          2,742,259
   Mortgage and asset-backed securities                                  10,314,313         10,352,307
                                                                      ----------------------------------
                                                                      $  20,784,107         20,966,881
                                                                      ==================================

         Securities carried at $8,689,000 and $6,052,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

(3)      INVESTMENT SECURITIES, CONTINUED

         For the years ended December 31, 1998, 1997 and 1996, the Company had gross realized gains from sales of securities available-for-sale of $26,546, $7,790, and $85,988, respectively, and gross realized losses of $1,718, $10,165, and $2,862, respectively.

(4)      LOANS

         A summary of loans outstanding by category follows:

                                                                           1998               1997
---------------------------------------------------------------------------------------------------------
Real estate:
     1 to 4 family residential properties                              44,742,818          39,220,945
     Construction                                                      12,442,125          16,759,666
     Commercial                                                        60,071,717          41,305,233
Commercial, financial and agricultural                                 27,003,981          22,835,030
Consumer                                                               22,043,029          14,936,983
---------------------------------------------------------------------------------------------------------
                                                                      166,303,670         135,057,857

Less unearned interest                                                 (2,007,404)           (207,812)
---------------------------------------------------------------------------------------------------------
     Total loans                                                      164,296,266         134,850,045
=========================================================================================================

         At December 31, 1998 and 1997, the Bank had loans amounting to $803,191 and $95,270, respectively that were specifically classified as impaired (non-accrual status). The allowance for loan losses related to impaired loans amounted to approximately $141,000 and $30,000 at December 31, 1998 and 1997, respectively. The average balance of these loans amounted to approximately $447,000, $186,000, and $107,000 for the years ended December 31, 1998, 1997 and 1996, respectively. If the impaired loans had been current throughout their terms, gross interest income for the year ended December 31, 1998, would have increased $23,235.

         Certain parties (principally directors and officers of the Bank, including their affiliates, families,

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Bank in the ordinary course of business. The outstanding balances of such loans totaled $4,071,867 and $3,675,182 as of December 31, 1998 and 1997,
         respectively. During 1998, $3,068,785 of new loans were made and repayments amounted to $2,672,100. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

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

                                                                                     CONTRACT OR
                                                                                   NOTIONAL AMOUNT
                                                                                  ----------------
Financial instruments whose contract amounts represent credit risk:
 Commitments to extend credit                                                      $16,779,000
 Standby letters of credit                                                           1,277,000

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

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

(5)      COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED

         The Bank primarily serves customers located in Montgomery County, Tennessee and surrounding areas. As such, the Bank's loans, commitments, and stand-by letters of credit have been granted to customers in that area. The area's largest employer is the United States Army base at Fort Campbell which employs approximately 23,400 military personnel and 4,300 civilians. Concentration of credit by type of loan is presented in Note 4.

         In the normal course of business, the Bank is involved in various legal proceedings. Management has concluded, based upon advice of counsel, that the result of these proceedings will not have a material effect on the Bank's financial condition or results of operations.

(6)      ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are as follows:

                                                         1998                 1997                 1996
--------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                     $    1,908,420              1,544,123          1,267,252
 Provision charged to operating
    expenses                                          1,325,000                675,700            485,000
 Addition due to loans purchased                         92,846                  -                  -
 Loan losses:
    Loans charged off                                  (665,270)              (341,023)          (244,581)
    Recoveries on loans previously
      charged off                                        41,198                 29,620             36,452
--------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                           $    2,702,194              1,908,420          1,544,123
==============================================================================================================

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(7)      PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

         Annual provisions for depreciation and amortization totaled $341,586, $340,173, and $339,916 for 1998, 1997 and 1996, respectively. The following is a summary of bank premises and equipment as of December 31, 1998 and 1997:

                                                                             1998             1997
------------------------------------------------------------------------------------------------------
Land                                                                  $     934,809          934,809
Land improvements                                                           883,487          156,332
Buildings                                                                 7,693,834          835,213
Furniture and equipment                                                   2,160,470        1,676,983
Leasehold improvements                                                      242,001          259,870
Construction in progress                                                       -           3,410,278
------------------------------------------------------------------------------------------------------
                                                                         11,914,601        7,273,485
Less allowance for depreciation and amortization                          1,560,043        1,812,434
------------------------------------------------------------------------------------------------------
                                                                      $  10,354,558        5,461,051
======================================================================================================

(7)      PREMISES AND EQUIPMENT AND LEASE COMMITMENTS, CONTINUED

         In November 1998, the Bank began operating from its new main office building. Additional expenditures to complete the building project are expected to be approximately $1,000,000.

         Capitalized interest associated with the construction of the new main office building amounted to $246,342, $67,083 and $3,097 in 1998, 1997 and 1996, respectively.

         Rent expense for 1998, 1997 and 1996 was $543,225, $523,458, and
         $246,994, respectively. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998 are as follows:

                   Year Ending
                   December 31,                                       Amount
                  --------------                                      ------
                      1999                                      $      449,331
                      2000                                             327,527
                      2001                                             227,643
                      2002                                              59,581
                      2003                                               3,070
                   Later years                                           4,730

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(8)      DEPOSITS

         A summary of deposits at December 31, 1998 and 1997 follows:

                                                                       1998                  1997
--------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                                       $  24,163,261             18,821,225
Interest checking                                                   11,934,625             10,485,366
Money market accounts                                               30,816,424             22,353,707
Savings                                                              5,767,909              5,195,774
Retirement accounts                                                  3,494,844              3,546,987
Certificates of deposit of $100,000 or more                         15,272,242             11,670,621
Other time                                                          85,169,056             62,306,632
--------------------------------------------------------------------------------------------------------------
                                                                 $ 176,618,361            134,380,312
==============================================================================================================

Interest expense on deposits of $100,000 or more amounted to $822,407, $540,637, and $382,048 in 1998, 1997 and 1996, respectively.

(9)      INCOME TAXES

         The provision for income taxes consists of the following:

                                             1998                          1997                   1996
--------------------------------------------------------------------------------------------------------------
CURRENT:     Federal                     $1,366,208                     1,174,841              1,118,052
                   State                    277,867                       221,150                217,633
--------------------------------------------------------------------------------------------------------------
   Total current                          1,644,075                     1,395,991              1,335,685
--------------------------------------------------------------------------------------------------------------
DEFERRED:   Federal                         (16,500)                      (61,500)               (98,500)
                   State                     (3,500)                      (11,500)               (18,500)
--------------------------------------------------------------------------------------------------------------
   Total deferred                           (20,000)                      (73,000)              (117,000)
--------------------------------------------------------------------------------------------------------------
   Total provision for income
      taxes                              $1,624,075                     1,322,991              1,218,685
==============================================================================================================

The sources of deferred income taxes (benefits) and the tax effect of each follows:

                                              1998                          1997                    1996
--------------------------------------------------------------------------------------------------------------
Provision for loan losses                $ (257,000)                     (119,000)                (98,500)
Depreciation                                197,000                        (8,500)                (24,500)
Mortgage servicing rights                    38,000                        53,000                  13,000
Other, net                                    2,000                         1,500                  (7,000)
--------------------------------------------------------------------------------------------------------------
                                         $  (20,000)                      (73,000)               (117,000)
==============================================================================================================

The tax effects of each type of temporary difference that gives rise to net deferred tax assets are as follows:


                                                                          1998                     1997
-------------------------------------------------------------------------------------------------------------
Allowance for loan losses                                        $       881,260                 624,260
Property and equipment                                                  (127,000)                 70,000
Mortgage servicing rights                                               (104,000)                (66,000)
Other, net                                                                (8,260)                 (6,260)
Unrealized losses on securities                                          (66,200)                (31,787)
-------------------------------------------------------------------------------------------------------------
                                                                 $       575,800                 590,213
=============================================================================================================

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9)      INCOME TAXES, CONTINUED

         A reconciliation of the provision for income taxes with the amount of income taxes computed at the federal statutory rate (34%) follows:

                                                1998                       1997                  1996
-------------------------------------------------------------------------------------------------------------
Tax expense at statutory rate            $   1,521,989                  1,224,057             1,130,053
Increase (decrease) in taxes
   resulting from:
   Tax exempt interest                         (82,885)                   (57,153)              (60,983)
   Disallowed interest expense                  15,532                      9,703                 8,895
   State income taxes, net of
     federal tax benefit                       181,082                    138,369               131,428
   Other, net                                  (11,643)                     8,015                 9,292
--------------------------------------------------------------------------------------------------------------
                                         $   1,624,075                  1,322,991             1,218,685
==============================================================================================================

(10)     LONG-TERM BORROWINGS

         The Bank obtains various short-term and long-term advances from the Federal Home Loan Bank of Cincinnati (FHLB) under Blanket agreements for Advances and Security Agreements (Agreements). The Agreements entitle the Bank to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. At December 31, 1998, the Bank

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         had lines of credit from the FHLB totaling $7.0 million, all of which was undrawn and available. Of the long-term advances at December 31, 1998, $1,087,000 were at fixed rates ranging from 4.90% to 6.35%, and $8,646,000 were at a rate which floats with LIBOR (London Interbank Offered Rate) with a weighted-average rate of 5.39%. FHLB advances are collateralized by the Bank's FHLB stock amounting to $878,400 and certain single-family first mortgage loans in the approximate amount of $14.6 million. The long-term advances provide for scheduled monthly payments but may be prepaid at the option of the Bank with the payment of a premium. The floating rate advances may generally be prepaid at any monthly anniversary date at the current outstanding principal balance.
         Maturities of the FHLB advances are as follows:

1999                                        $           17,545
2000                                                    13,356
2001                                                 2,022,878
2002                                                    14,580
2003                                                    15,494
Later years                                          7,648,424
                                            ------------------
                                            $        9,732,277
                                            ==================

(11)     MORTGAGE SERVICING RIGHTS

         The outstanding balance of loans serviced for others was $29,016,000, $13,234,000 and $3,054,000 at December 31, 1998, 1997 and 1996,
         respectively. Mortgage servicing rights of $272,500, $155,800, and $33,100 were capitalized in 1998, 1997 and 1996, respectively. Amortization and write-down of those rights amounted to $173,600, $14,400, and $1,000 for the years ended 1998, 1997 and 1996, respectively.

(12)     STOCK COMPENSATION PLANS

         The Company has two long-term incentive stock option plans for key employees. The stock option plans provide for these key employees to purchase shares of the Company's $2.00 par value common stock at the fair market value at the date of the grant. The options granted under the plans become exercisable over a period not to exceed ten years. The 1989 Stock Option Plan provides for the granting of options to purchase up to 150,000 shares and all of the options under this plan have been granted. The 1998 Stock Option Plan also provides for the granting of options to purchase up to 150,000 shares and 19,619 options under this plan have been granted.

         In 1998, the shareholders of the Company approved the adoption of the Outside Directors' Stock Option Plan. This stock option plan provides for non-employee directors to purchase shares of the Company's $2.00 par value common stock at the fair market value at the date

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         of the grant. The options granted under the plan become exercisable over a period not to exceed ten years. The plan provides for the granting of options to purchase up to 40,000 shares. Each non-employee director is to be automatically granted 500 shares annually for the years 1998 through 2002. Such options vest at the rate of 20% annually, and 5,000 shares under this plan have been granted.

         As discussed in Note 1, the Company will continue to apply APB Option 25 and related interpretations on accounting for its plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income would have been reduced by $87,000 ($.15 per share), $15,000 ($.03 per share), and $14,000 ($.03 per share) for 1998, 1997 and 1996, respectively.

         The fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: dividend yield of 4.0 percent, risk-free interest rate of 6.0 percent, and expected lives of five years in 1998, 1997 and 1996, and expected volatility of 21 percent in 1998, 33 percent in 1997, and 19 percent in 1996.

         A summary of the status of the Company's stock option plans for the three years ended December 31, 1998 and changes during those years is presented below.


(12)     STOCK COMPENSATION PLANS, CONTINUED

                                                                                                 Weighted-
                                                                                                 Average
                                                        Total Option         Exercisable         Exercise
                                                           Shares              Shares              Price
--------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1995                   40,850               31,350              11.47
Options which became exercisable                                -                1,500              14.00
Granted                                                    10,050                  -                25.00
Exercised                                                 (12,847)             (12,847)             10.47
--------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1996                   38,053               20,003              11.47
Options which became exercisable                               -                 2,000              16.75
Granted                                                    11,069                  -                36.61
Exercised                                                 (14,503)             (14,503)             11.38
--------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1997                   34,619                7,500              23.84
Options which became exercisable                                -                2,000              16.75
Granted                                                    58,500                  -                55.23
Option forfeited                                             (250)                 -                55.00
Exercised                                                  (6,650)              (6,650)             12.41
--------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1998                   86,219                2,850              45.93
==============================================================================================================

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1998, 1997 and 1996 was $10.33, $9.77 and $9.43, respectively.

         The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 1998:

         Exercise                     Number                    Average                       Number
           Price                    Outstanding              Remaining Life                 Exercisable
            10                        1,650                     0.5 years                      1,650
            12                        3,000                     1.5 years                      1,000
            18                        3,000                     5.3 years                        -
            25                        9,250                     4.4 years                        200
            32                        8,069                     3.0 years                        -
            49                        3,000                     8.7 years                        -
            55                       57,750                     9.3 years                        -
            82                          500                     9.8 years                        -

         The effect of these options after applying the "treasury stock" method was to increase average common shares outstanding by 2,468 in 1998, 5,958 in 1997, and 12,493 in 1996.


(13)     EMPLOYEE BENEFITS

         During 1992 the Company established a noncontributory Employee Stock Ownership Plan("ESOP"), which covers substantially all employees. Employer contributions to the ESOP are determined annually by the board of directors and amounted to $181,250 in 1998, $143,750 in 1997, and $131,250 in 1996.

         The Company does not provide postretirement or postemployment benefits other than those mentioned above.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(14)     STOCKHOLDERS' EQUITY

         The Company's charter authorizes 1,000,000 shares of preferred stock, no par value. Shares of the preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares thereof from the shares of all other series and classes. The board of directors has the authority to divide any or all classes of preferred stock and to fix and determine the relative rights and preferences of the shares of any series so established. The board currently has no intent to issue such preferred stock.

         Funds for cash distributions to shareholders and normal operating expenses of the Company are derived primarily from dividends from the subsidiary bank. The Company and its subsidiary bank are subject to federal and state statutes and regulations that impose restrictions on the amount of dividends that can be declared without prior regulatory approval. At December 31, 1998, approximately $2,000,000 of retained earnings was available for dividend declaration without prior regulatory approval.

         Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank are required to meet specific capital adequacy guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial condition. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them.

         In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered "undercapitalized", "adequately capitalized", and "well capitalized". As of December 31, 1998 the most recent notification from the bank's regulatory authority categorized the Company and the Bank as "well capitalized". There are no conditions or events since that notification that management believes have changed the bank's category.

         The Company and the Bank's capital amounts and ratios at December 31, 1998 were as follows:


(14)     STOCKHOLDERS' EQUITY, CONTINUED

                                                                   TO BE WELL CAPITALIZED
                                      REQUIRED                    UNDER PROMPT CORRECTIVE
                                       MINIMUM                        ACTION PROVISIONS                           ACTUAL
                           ------------------------------      ------------------------------      ---------------------------------
                                                HERITAGE                           HERITAGE                                HERITAGE
                                               FINANCIAL                          FINANCIAL                               FINANCIAL
                             HERITAGE          SERVICES            HERITAGE       SERVICES               HERITAGE         SERVICES
                               BANK              INC.                BANK           INC.                   BANK             INC.
                          -------------------------------      ------------------------------      ---------------------------------
DECEMBER 31, 1998
-----------------

AMOUNT:
 TIER I TO AVERAGE
    ASSETS                $  8,132,000        8,133,000        10,165,000        10,166,000             15,202,000      15,623,000
 TIER I TO RISK-
    BASED ASSETS             6,265,000        6,265,000         9,397,000         9,398,000             15,202,000      15,623,000
 TOTAL CAPITAL TO
    RISK-BASED ASSETS       12,567,000       12,530,000        15,661,000        15,663,000             17,184,000      17,606,000

RATIOS:
 TIER I TO AVERAGE
    ASSETS                        4.00%            4.00%             5.00%             5.00%                  7.48%           7.68%
 TIER I TO RISK-
   BASED ASSETS                   4.00%            4.00%             6.00%             6.00%                  9.71%           9.97%
 TOTAL CAPITAL TO
   RISK-BASED ASSETS              8.00%            8.00%            10.00%            10.00%                 10.97%          11.24%

DECEMBER 31, 1997
-----------------
AMOUNT:
 Tier I to average
    assets                   6,618,000        6,426,000         8,273,000         8,033,000             12,210,000      12,651,000
 Tier I to risk-
    based assets             5,397,000        5,397,000         6,746,000         8,095,000             12,210,000      12,651,000
 Total capital to risk-
   based assets             10,794,000       10,794,000        13,492,000        13,492,000             13,899,000      14,340,000

RATIOS:
 Tier I to average
    assets                        4.00%            4.00%             5.00%             5.00%                  7.38%           7.87%
 Tier I to risk-
   based assets                   4.00%            4.00%             6.00%             6.00%                  9.05%           9.38%
 Total capital to risk-
    based assets                  8.00%            8.00%            10.00%            10.00%                 10.30%          10.63%

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(15)     BANK SUBSIDIARIES

         Heritage Investment Corporation (the Corporation) is a wholly-owned subsidiary of the Bank. The Corporation entered into an arrangement to build a speculative industrial building in the Clarksville/Montgomery County Industrial Park. The Corporation invested $490,000, or 40.5% of the total project cost. In 1998, the industrial building was sold and a gain of $147,580 was realized from the sale. Currently, the Corporation is inactive.

         Heritage Investment Center (the Center) was incorporated June 28, 1995, as a wholly-owned subsidiary of Heritage Bank. On July 24, 1995, the Center purchased the assets of an investment brokerage business. Goodwill in the amount of $78,735 related to the purchase is being amortized over five years. The Center is engaged in investment brokerage activities under the broker/dealer relationship of Raymond James Financial Services.

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

(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments are as follows:

                                            DECEMBER 31, 1998                       December 31, 1997
                                  ------------------------------------------------------------------------------
                                       CARRYING             FAIR              Carrying              Fair
                                        AMOUNT              VALUE              Amount               Value
                                  ------------------------------------------------------------------------------
Financial assets:
 Cash and cash
   equivalents                    $    7,611,438           7,611,438         4,531,237           4,531,237
 Securities                           21,865,281          21,865,281        19,153,082          19,153,082

Mortgage loans held for
   sale                                3,222,057           3,222,057           631,486             631,486
 Loans receivable                    164,296,266         164,668,266       134,850,045         135,216,000

Financial liabilities:
 Deposits                            176,618,361         174,258,361       134,380,312         134,264,000
 Short-term borrowings                 3,675,000           3,675,000         8,150,000           8,150,000
 Long-term borrowings                  9,732,227           9,728,227         8,785,688           8,785,000

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

                                            DECEMBER 31, 1998                       December 31, 1997
                                  ------------------------------------------------------------------------------
Off-balance sheet                      NOTIONAL              FAIR             Notional               Fair
 instruments:                           AMOUNT              VALUE              Amount               Value
                                  ------------------  -----------------  ------------------- -------------------
Loan commitments                  $  16,779,000                -           16,054,000                -
Letters of credit                     1,277,000                -              662,000                -

(17)     PARENT COMPANY FINANCIAL INFORMATION

         Following are condensed balance sheets of Heritage Financial Services, Inc. (parent company only) as of December 31, 1998 and 1997, and the related condensed statements of operations and cash flows for the three years ended December 31, 1998.

         CONDENSED BALANCE SHEETS

DECEMBER 31,                                                                 1998                1997
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash                                                                  $     400,130             415,626
Securities available-for-sale                                                20,000              20,000
Investment in subsidiary bank, at equity                                 15,374,870          12,812,124
Other assets                                                                  5,901               5,901
-------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                      $  15,800,901          13,253,651
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Other liabilities                                                             6,000               1,000

Stockholders' equity:
   Common stock, $2.00 par value                                          1,159,278           1,137,147
   Additional paid-in capital                                             5,464,169           5,078,587
   Retained earnings                                                      9,054,518           6,980,416
   Unrealized gains (losses) on AFS securities, net                         116,936              56,501
-------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                            15,794,901          13,252,651
-------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  15,800,901          13,253,651
=============================================================================================================

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(17)     PARENT COMPANY FINANCIAL INFORMATION, CONTINUED

         CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                   1998                1997               1996
---------------------------------------------------------------------------------------------------------
INCOME:
 Dividends from subsidiary                           $    650,000            500,000             400,000
 Other income                                                  50               -                 12,381
---------------------------------------------------------------------------------------------------------
    TOTAL INCOME                                          650,050            500,000             412,381
---------------------------------------------------------------------------------------------------------
EXPENSES:
 Other expenses                                              -                 5,771               5,771
---------------------------------------------------------------------------------------------------------
NET INCOME BEFORE INCOME TAXES AND
   EQUITY IN UNDISTRIBUTED INCOME OF
   SUBSIDIARY                                              650,050           494,229             408,419
INCOME TAX EXPENSE (BENEFIT)                                  -               (2,000)              4,000
---------------------------------------------------------------------------------------------------------
NET INCOME BEFORE EQUITY IN
   UNDISTRIBUTED EARNINGS OF SUBSIDIARY                    650,050           496,229             404,419
EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARY                                            2,202,312         1,805,715           1,700,581
---------------------------------------------------------------------------------------------------------
NET INCOME                                           $   2,852,362         2,301,944           2,105,000
=========================================================================================================


         CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                   1998                1997                1996
--------------------------------------------------- -------------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  2,852,362         2,301,944           2,105,000
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:

       Equity in undistributed earnings of
         subsidiary                                    (2,202,312)       (1,805,715)         (1,700,581)
       Other, net                                           5,000             3,771              41,986
--------------------------------------------------- -------------------  -----------------  ------------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                             655,050           500,000             446,405
--------------------------------------------------- -------------------  -----------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of securities available-for-sale                 -              (20,000)               -
--------------------------------------------------- -------------------  -----------------  ------------------
NET CASH USED BY INVESTING ACTIVITIES                $       -              (20,000)               -
--------------------------------------------------- -------------------  -----------------  ------------------

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(17)     PARENT COMPANY FINANCIAL INFORMATION, CONTINUED

         CONDENSED STATEMENTS OF CASH FLOWS, continued

YEARS ENDED DECEMBER 31,                                   1998                1997                1996
--------------------------------------------------- -------------------  -----------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common
     stock                                          $     156,629             224,930             188,230
   Shares issued under employee benefit
     plan                                                 258,300             143,177             243,732
   Purchase and retirement of common
     stock                                                 (7,215)            (97,590)           (40,983)
   Capital contributed to subsidiary                     (300,000)               -                   -
   Cash dividends paid                                   (778,260)           (680,050)          (547,385)
--------------------------------------------------- -------------------  -----------------  ------------------
NET CASH USED BY FINANCING ACTIVITIES                    (670,546)           (409,533)          (156,406)
--------------------------------------------------- -------------------  -----------------  ------------------
NET INCREASE (DECREASE) IN CASH                           (15,496)             70,467            289,999
CASH AT BEGINNING OF YEAR                                 415,626             345,159             55,160
--------------------------------------------------- -------------------  -----------------  ------------------
CASH AT END OF YEAR                                 $     400,130             415,626            345,159
--------------------------------------------------- -------------------  -----------------  ------------------

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(18)     YEAR 2000 ISSUES

         The approach of the year 2000 presents problems to computer users such as the Company. Many computer systems in use today, particularly older computers and computer programs, may not be able to properly interpret dates after December 31, 1999 because they use only two digits to indicate the year in a date. For example, the year 2000 could be interpreted as the year 1900 by such systems. As a result, the systems could produce inaccurate data, or not function at all.

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

         As a financial institution, the Company is also exposed to potential risk if borrowers and depositors suffer year 2000 related difficulties and are unable to repay their loans or maintain their deposit balances. The Company has performed an assessment of the year 2000 readiness of significant borrowers and depositors. At this time, the Company is unable to determine what impact, if any, the year 2000 will have on either the loan payment performance of borrowers or the balances of key depositors. Thus far, however, none of the Company's borrowers or depositors have reported the expectation of material adverse impacts as a result of the year 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors and executive officers is incorporated herein by reference to the proxy statement relating to the annual meeting of shareholders to be held April 20, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the proxy statement relating to the annual meeting of shareholders to be held April 20, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement relating to the annual meeting of shareholders to be held April 20, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated herein by reference to the proxy statement relating to the annual meeting of shareholders to be held April 20, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
        (1) Articles of Incorporation and Bylaws*
       (27) Financial Data Schedule (for SEC use only)

       * Incorporated herein by reference to the Preeffective Amendment No. 2 to the Form S-4 Registration Statement of Heritage Financial Service, Inc. filed with the Securities and Exchange Commission on January 23, 1992.

(b) No Reports on Form 8-K were filed during the 1998 calendar year.

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

Heritage Financial Services, Inc.
---------------------------------
(Registrant)


By     Earl O. Bradley, III
       --------------------
       Earl O. Bradley, III
       President and Chief Executive Officer

Date   March 16, 1999
       --------------

By     Jack L. Graham
       --------------
       Jack L. Graham
       Chief Financial Officer

Date   March 16, 1999
       --------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By     David R. Farris                        By    James W. Russell
       ---------------                              ----------------
       Director                                     Director

Date   March 16, 1999                         Date  March 16, 1999
       --------------                               --------------


By     W. Lawson Mabry                        By    George R. Fleming, Sr.
       ---------------                              ----------------------
       Director                                     Director

Date   March 16, 1999                         Date  March 16, 1999
       --------------                               --------------