Form 10QSB
period 1999-03-31
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1999-05-17
CIK 883703

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 31, 1999 Commission file number 33-45240



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 580,591 shares as of April 30, 1999.


         Traditional small business disclosure format (check one):

                                 Yes      No X
                                    ---     ---

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX


PART I.     FINANCIAL INFORMATION

     Item  1.     Financial Statements

                            Consolidated Balance Sheets                                            3

                            Consolidated Statements of Operations                                  4

                            Consolidated Statements of Cash Flows                                  5

                            Notes to Consolidated Financial Statements                             6

      Item 2.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    10

PART II.    OTHER INFORMATION                                                                     13

SIGNATURES                                                                                        14

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                              MARCH 31,        MARCH 31,      DECEMBER 31,
                                                                1999             1998             1998
                                                              ---------        ---------      ------------
                                                             (Unaudited)      (Unaudited)        (Note)

ASSETS:
Cash and due from banks                                       $   6,055        $   4,538        $   7,611
Federal funds sold                                                1,642               --               --
Securities available-for-sale, at fair value                     21,531           18,869           21,865
Mortgage loans held for sale                                      1,378            1,491            3,222
Loans                                                           164,535          142,124          164,296
Allowance for loan losses                                        (2,707)          (2,058)          (2,702)
                                                              ---------        ---------        ---------
Net loans                                                       161,828          140,066          161,594


Premises and equipment                                           10,908            6,602           10,355
Accrued interest receivable                                       1,737            1,481            1,889
Deferred income taxes                                               648              572              576
Foreclosed and repossessed assets                                   259              243              297
Other assets                                                        802            1,077              802
                                                              ---------        ---------        ---------
TOTAL ASSETS                                                  $ 206,788        $ 174,939        $ 208,211
                                                              =========        =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
   Noninterest-bearing                                        $  22,803        $  18,007        $  24,163
   Interest-bearing                                             154,172          124,378          152,455
                                                              ---------        ---------        ---------
Total deposits                                                  176,975          142,385          176,618

Federal funds purchased and other short-term borrowings              --            6,110            3,675
Long-term borrowings                                             10,711           10,775            9,732
Accrued interest payable                                            694              566              742
Other liabilities                                                 1,830            1,091            1,649
                                                              ---------        ---------        ---------
TOTAL LIABILITIES                                               190,210          160,927          192,416


STOCKHOLDERS' EQUITY:
Preferred stock, 1,000,000 shares authorized,
     no shares issued or outstanding                                 --               --               --
Common stock, 3,000,000 shares authorized                         1,161            1,139            1,159
Additional paid-in capital                                        5,575            5,151            5,464
Retained earnings                                                 9,780            7,648            9,055
Accumulated other comprehensive income, net                          62               74              117
                                                              ---------        ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                       16,578           14,012           15,795
                                                              ---------        ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 206,788        $ 174,939        $ 208,211
                                                              =========        =========        =========

Common shares issued and outstanding                            580,592          569,926          579,645


(Note) The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    1999           1998
                                                                  --------       --------

INTEREST INCOME:
Loans, including fees                                             $  4,096       $  3,538

Investment securities:
   Taxable                                                             233            226
   Tax-exempt                                                           71             54
Federal funds sold                                                       5             --
                                                                  --------       --------
      TOTAL INTEREST INCOME                                          4,405          3,818
                                                                  --------       --------

INTEREST EXPENSE:
Deposits                                                             1,740          1,456
Other                                                                  148            239
                                                                  --------       --------
      TOTAL INTEREST EXPENSE                                         1,888          1,695
                                                                  --------       --------

      NET INTEREST INCOME                                            2,517          2,123
Provision for loan losses                                              259            201
                                                                  --------       --------
      NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                                   2,258          1,922
                                                                  --------       --------

NONINTEREST INCOME:
Service charges on deposit accounts                                    339            330
Service charges on ATM transactions                                     75             62
Mortgage banking activities                                            184            222
Accounts receivable financing                                           78             77
Net securities gains (losses)                                           33              2
Brokerage fees                                                          87             88
Premiums from life and disability insurance                             51             46
Other                                                                  117            101
                                                                  --------       --------
      TOTAL NONINTEREST INCOME                                         964            928
                                                                  --------       --------

NONINTEREST EXPENSES:
Salaries and employee benefits                                       1,113          1,020
Occupancy                                                              195            144
Furniture and equipment                                                249            185
Data processing                                                         91            106
Advertising and public relations                                        82             70
Communications                                                          79             58
Supplies                                                                74             56
Life and disability insurance benefits and expenses                     11             17
Other                                                                  199            148
                                                                  --------       --------
      TOTAL NONINTEREST EXPENSES                                     2,094          1,804
                                                                  --------       --------

      INCOME BEFORE INCOME TAXES                                     1,128          1,046
Income taxes                                                           367            378
                                                                  --------       --------
      NET INCOME                                                  $    761       $    668
                                                                  ========       ========

      Net income per share                                        $   1.31       $   1.17
                                                                  ========       ========
      Net income per share - assuming dilution
                                                                  $   1.30       $   1.16
                                                                  ========       ========

Average number of common shares                                    580,171        569,628
Average number of common shares - assuming dilution                583,442        576,621


See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                        1999             1998
                                                                       -------          -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              $ 3,224          $   182
                                                                       -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available-for-sale                    594               --
   Maturities and redemptions of securities available-for-sale           1,570              807
   Purchase of securities available-for-sale                            (1,855)            (457)
   Net increase in loans                                                  (493)          (7,326)
   Purchases of premises and equipment                                    (693)          (1,227)
                                                                       -------          -------
NET CASH USED IN INVESTING ACTIVITIES                                     (877)          (8,203)
                                                                       -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                                    357            8,004
   Decrease in federal funds purchased
     and other short-term borrowings                                    (3,675)          (2,040)
   Repayment of long-term borrowings                                       (21)          (1,010)
   Proceeds from long-term borrowings                                    1,000            3,000
   Proceeds from issuance of common stock                                   78               74
                                                                       -------          -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (2,261)           8,028
                                                                       -------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   86                7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         7,611            4,531
                                                                       -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 7,697          $ 4,538
                                                                       =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:                                                           $ 1,940          $ 1,685
   Cash paid during period for interest
   Cash paid during period for income taxes                                 --               81
   Noncash investing activity:  capitalized interest                         4               52
                                stock dividends                             15               15



See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  GENERAL

The purpose of this discussion and analysis is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of Heritage Financial Services, Inc. (Heritage Financial or Company). Heritage Financial's business activity is currently limited to holding the stock of its wholly-owned subsidiary, Heritage Bank (Bank). Accordingly, the discussion that follows relates primarily to the financial condition and results of operation of the Bank and its subsidiaries.

BASIS OF PRESENTATION. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the 1998 annual report on Form 10-KSB.

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

NATURE OF BUSINESS. Heritage Bank is a locally-owned, independent bank with its primary market in Montgomery County, Tennessee and the surrounding counties of Tennessee and Kentucky. The Bank provides general commercial banking services (including mortgage banking, accounts receivable financing and commercial leasing) through five banking offices. The Bank also has four non-bank affiliates which provide financial services incidental to the Bank's operations, including brokerage services, property ownership, consumer finance loan origination, and reinsurance of credit life, accident and health insurance contracts.

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

ESTIMATES. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

SIGNIFICANT EVENT. On January 22, 1999, the city of Clarksville, Tennessee sustained substantial property damage as the result of a tornado which left much of the historic central business district in ruins. A preliminary estimate by local authorities placed the damage to real and personal property at $72.65 million, excluding the cost of business interruption, public/private cost of debris removal from right of ways, and the value of vehicles and trees lost or damaged during the storm. A total of 515 properties were damaged including 320 dwellings, 150 commercial/industrial facilities and 45 government-owned buildings. Of those properties, 306 received minor damage, 82 moderate damage, 22 major damage and 105 were completely destroyed. While management cannot predict the impact of the tornado on the community as a whole, it does not appear that any of the Bank's customers sustained material uninsured property losses.

2.  COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Comprehensive income included in equity for the three months ended March 31, 1999 and 1998 amounted to ($55,000) and $17,000, respectively.

3.  INVESTMENT SECURITIES

The following table reflects the amortized cost and fair values of investment securities held at March 31, 1999, all of which are classified as available-for-sale:

                                            Gross           Gross
                            Amortized     Unrealized      Unrealized         Fair
  (in thousands)              Cost          Gains           Losses           Value
                            ---------     ----------      ----------       --------

U.S. agencies               $  5,193       $     17        $    (20)       $  5,190

Mortgage-backed:
   U.S. agencies               9,252             41             (32)          9,261

Tax-exempt securities          6,077            117             (28)          6,166

Equity securities                914             --              --             914
                            --------       --------        --------        --------
                            $ 21,436       $    175        $    (80)       $ 21,531
                            ========       ========        ========        ========


4. LOANS

A summary of loans outstanding by category follows:

                                                  March 31,        March 31,       December 31,
                                                    1999             1998              1998
                                                  ---------        ---------       ------------
                                                                (in thousands)

Real Estate:
       1 to 4 family residential properties       $  44,703        $  41,463        $  44,743
       Construction                                  10,537           15,232           12,442
       Commercial                                    61,129           46,038           60,072
Commercial, financial and agricultural               29,268           24,063           27,004
Consumer                                             21,130           15,752           22,043
                                                  ---------        ---------        ---------
                                                    166,768          142,548          166,304
Less unearned interest                               (2,234)            (425)          (2,007)
                                                  ---------        ---------        ---------
Total loans                                       $ 164,534        $ 142,123        $ 164,296
                                                  =========        =========        =========

5.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                   (in thousands)                       1999           1998
                                                       -------        -------

Balance at beginning of period                         $ 2,702        $ 1,908
   Provision charged to operations                         259            201
   Loan losses:
      Loans charged off                                   (351)           (61)
      Recoveries on loans previously charged off            97             10
                                                       -------        -------
Balance at end of period                               $ 2,707        $ 2,058
                                                       =======        =======



6.  DEPOSITS

A summary of deposits follows:

                                                 March 31,      March 31,     December 31,
                                                   1999           1998            1998
                                                 ---------      ---------     ------------
                                                             (in thousands)

Noninterest-bearing demand                        $ 22,803       $ 18,007       $ 24,163
Interest checking                                   12,000         11,037         11,935
Money market accounts                               32,616         22,640         30,816
Savings                                              6,083          5,381          5,768
Retirement accounts                                  3,446          3,654          3,495
Certificates of deposit of $100,000 or more         15,952         12,450         14,174
Other time deposits                                 84,075         69,216         86,268
                                                  --------       --------       --------
                                                  $176,975       $142,384       $176,618
                                                  ========       ========       ========


7.  STOCKHOLDERS' EQUITY

The Company's capital amounts and ratios were as follows:

                                        March 31,        March 31,      December 31,
                                          1999             1998             1998
                                        ---------        ---------      ------------
                                                       (in thousands)

Amount:
    Tier 1 leverage                      $16,462          $12,877          $15,623
    Tier 1 risk-based                     16,462           12,877           15,623
    Total risk-based                      18,482           14,662           17,606

Ratio:
    Tier 1 leverage                         8.09%            7.39%            7.68%
    Tier 1 risk-based                      10.31%            9.03%            9.97%
    Total risk-based                       11.58%           10.28%           11.24%

8.  STOCK COMPENSATION PLANS

Following is a summary of the Company's stock option plans as of and for the three months ended March 31, 1999:

                                                                                       Weighted-
                                                        Total                           Average
                                                       Option         Exercisable      Exercise
                                                       Shares           Shares           Price
                                                       -------        -----------      ---------

Options outstanding at December 31, 1998                86,219            2,850         $ 45.93
Options which became exercisable                            --            1,000           21.50
Options granted                                             --               --              --
Options forfeited                                         (400)              --           55.00
Options exercised                                           --               --              --
                                                       -------          -------         -------
Options outstanding at March 31, 1999                   85,819            3,850         $ 45.89
                                                       =======          =======         =======


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

In anticipation of this potential problem, the Company has developed a comprehensive plan to ensure that all of its systems are able to properly deal with the year 2000. The Company is nearing completion of tests of each system's ability to properly perform, and is implementing corrective measures when deficiencies are found. At this point, the Company anticipates no difficulty in achieving full year 2000 capability and does not expect the costs of achieving full capability to be material.

As a financial institution, the Company is also exposed to potential risk if borrowers and depositors suffer year 2000-related difficulties and are unable to repay their loans or maintain their deposit balances. The Company has provided general information to customers regarding year 2000 risks and has performed an assessment of the year 2000 readiness of significant borrowers and depositors. At this time, the Company is unable to determine what impact, if any, the year 2000 will have on either the loan payment performance of borrowers or the balances of key depositors. Thus far, however, none of the Company's borrowers or depositors have reported the expectation of material adverse impacts as a result of the year 2000.

10.  RECLASSIFICATIONS

Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

EARNING ASSETS. Average earning assets of the Company for the three months ended March 31, 1999 increased 17.3%, or $27.4 million to $185.9 million from $158.5 million for the three months ended March 31, 1998. This compares to average earning asset growth of 26.3% for the first three months of 1998 over the same 1997 period. The Company's ratio of average earning assets to average total assets for the first three months of 1999 declined to 91.5%, compared to 93.1% and 94.2% for the first three months of 1998 and 1997, respectively. The 1999 decline is the result of a $5.6 million increase in average nonearning assets, primarily attributable to construction costs for the main office building. Approximately $1.0 million in construction costs will be required during 1999.

Economic growth in the local economy has enabled the Bank to achieve continued loan growth (the primary earning asset). Average loans for the first three months of 1999 increased 17.7%, or $24.7 million to $164.1 million from $139.4 million for the first three months of 1998. This compares to average loan growth of 31.2% for the first three months of 1998 over the same 1997 period. The changing mix of earning assets was favorable during the first three months of 1999. Average loans for the first three months of 1999 were 88.3% of total average earning assets, compared to 88.0% during the same 1998 period. Strong loan demand has led to the improved earning asset composition.

The Bank maintains a securities portfolio of principally debt securities held for sale as a source of income and liquidity, to balance interest rate risk with other categories of the balance sheet, and to supply securities to pledge as required collateral for certain deposits. The level of average securities to average earnings assets declined during 1999 and 1998 as a portion of the proceeds from the sale, call and maturity of securities and the principal collected on mortgage-backed securities was used to fund loan growth. The average balance of securities (including federal funds sold) increased $2.7 million for the three months of 1999 compared to a $0.2 million decrease for the same period in 1998. Average securities for the first three months of 1999 were 11.7% of total average earning assets, compared to 12.0% during the same 1998 period.

FUNDING SOURCES. The Bank's primary funding source is its base of local area deposits which consists of noninterest-bearing demand, interest checking, savings, money market and retirement accounts, and certificates of deposit. The average balance of the Bank's local deposit base for the first three months of 1999 increased 15.8%, or $21.6 million to $158.3 from $136.7 million for the first three months of 1998. This compares to 15.6%, or $18.4 million, growth for the first three months of 1998 over the same period in 1997. Local deposits accounted for 84.8% and 87.3% of average interest-bearing liabilities for the first three months of 1999 and 1998, respectively.

Due to the competitive local market for deposits, the Bank supplements its local deposit base with alternative funding sources including Federal funds purchased, borrowings from the Federal Home Loan Bank (FHLB), brokered certificates of deposit, and certificates of deposit obtained via a national network. The average balance of these alternative funding sources for the first three months of 1999 increased 43.6%, or $8.7 million, to $28.5 million from $19.8 million for the first three months of 1998. Alternative funding sources totaled 15.2% of average interest-bearing liabilities for the first three months of 1999 and 12.7% for the same period in 1998.

Management expects an increasing need to rely on alternative funding sources to fund future loan growth. Additional use of FHLB borrowing and Federal funds purchased, as well as brokered and nonlocal certificates of deposit may be necessary to meet the challenge of obtaining acceptable funding sources without incurring an undesirable amount of interest rate risk.

NONPERFORMING ASSETS, PAST DUE LOANS, POTENTIAL PROBLEM ASSETS AND THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding the Company's nonperforming assets, past due loans, potential problem assets and the allowance for loan losses:


                                                        March 31,       March 31,      December 31,
                                                          1999            1998             1998
                                                        ---------       ---------      ------------
                                                                     (in thousands)

Nonperforming assets:
      Nonaccrual loans                                    $  803          $  434          $  803
      Restructured loans                                      90             103              99
      Accruing loans that are contractually
           past due 90 days or more                        1,683             996           1,941
      Foreclosed and repossessed assets                      259             243             297
                                                          ------          ------          ------
                 Total nonperforming assets               $2,835          $1,776          $3,140
                                                          ======          ======          ======


Potential problem assets not included                     $5,411          $2,820          $3,368
      in nonperforming assets                             ======          ======          ======

Nonperforming assets to portfolio loans and
      foreclosed and repossessed assets                     1.72%           1.25%           1.91%
Allowance for loan losses to portfolio loans                1.65%           1.45%           1.64%
Allowance for loan losses to nonperforming assets             95%            116%             86%
Allowance for loan losses to nonperforming
      assets and potential problem loans                      33%             45%             42%


CAPITAL. Management believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. Stockholders' equity was $16.6 million or 8.02% of total assets at March 31, 1999 compared to $14.0 million or 8.01% at March 31, 1998. Net income is the primary source of new capital for the Company. In addition, net proceeds from stock transactions, including shares issued through director and employee plans, contributed $78,000 and $74,000 of capital during the first three months of 1999 and 1998, respectively. Unrealized gain or loss on securities held for sale, net of applicable income taxes, are recorded directly to stockholders' equity. To record the fair value of securities held for sale, stockholders' equity was decreased by $55,000 during the first three months of 1999, compared to an increase of $17,000 during the same period in 1998.

The board of directors develops and reviews the capital goals of Heritage Financial and the Bank. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and other prudent financial management principles.

The Company and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statement. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against assets and certain off-balance-sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices.

At March 31, 1999, the Company's capital exceeded the regulatory minimums and met the regulatory definition of "well-capitalized". The Company's capital ratios are presented in Note 7 to the consolidated financial statements.

RESULTS OF OPERATIONS

For the first three months of 1999, the Company reported net income of $761,000 compared to $668,000 in 1998. First quarter basic net income per share for 1999 increased 12.0% to $1.31 from $1.17 in 1998. Diluted net income per share increased 12.1% to $1.30 from $1.16 in the first quarter of 1998. Annualized return on average stockholders' equity (ROE) for the first three months of 1999 was 19.12% compared to 19.82% in 1998. First quarter 1999 annualized return on average assets (ROA) was 1.52% compared to 1.59% in 1998.

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS). First quarter net interest income grew $407,000, a 19.0% increase over 1998. The yield on average earning assets decreased 14 basis points to 9.69% while the cost of interest-bearing liabilities decreased 33 basis points to 4.67%. The decreased yield in average earning assets was primarily due to competitive pressures and lower market interest rates, while the decreased cost of interest-bearing liabilities was attributable to lower market interest rates and capitalized interest on the new main office building. The net interest spread was 5.02% compared to 4.83% in the first quarter of 1998, and the net interest margin was 5.57% compared to 5.49% in 1998.

Capitalized interest costs associated with the construction of the new main office building reduced the cost of interest-bearing liabilities for 1999 and 1998. Had capitalized interest been included in interest expense, the cost of interest-bearing liabilities for the first quarter of 1999 would have been 4.68% and the net interest margin 5.56%, compared with 5.16% and 5.36%, respectively, for the same period in 1998.

PROVISION FOR LOAN LOSSES. The provision for loan losses is the charge to operating income that management determines to be necessary to maintain the allowance for loan losses at an adequate level, and reflects management's estimate of the risk of loss inherent in the loan portfolio. The provision for loan losses increased 28.9% from $201,000 for the first quarter of 1998 to $259,000 for the same period in 1999. The increases were required to cover the growth of the loan portfolio and increases in net chargeoffs, nonperforming assets, and potential problem assets.

Annualized net chargeoffs to average portfolio loans outstanding (excludes mortgage loans held for sale) was 0.64% for the first quarter of 1999 compared to 0.15% for the first quarter of 1998. The coverage ratio of net income plus provision for loan losses to net chargeoffs was 4.00 in 1999 and 17.04 in 1998. The allowance for loan losses divided by net chargeoffs yielded a coverage ratio of 10.62 and 40.35 as of March 31, 1999 and 1998, respectively. During 1999, management plans to adequately provide for both net chargeoffs and for identifiable future losses associated with planned increases in the Bank's commercial, mortgage and consumer portfolios.

NONINTEREST INCOME. Besides the attention to net income, the Company focuses on its ability to generate additional noninterest income from both core business and newer initiatives, such as brokerage and insurance. Excluding securities gains or losses, first quarter 1999 noninterest income increased 0.5% or $5,000 over the 1998 amount. Noninterest income, excluding securities gains or losses, contributed 26.7% of tax equivalent income (net interest income plus noninterest income) in the first quarter of 1999 as compared to 30.1% for the same period in 1998. Annualized noninterest income, excluding securities gains and losses, as a percentage of average total assets was 1.86% and 2.21% for the first three months of 1999 and 1998, respectively.

NONINTEREST EXPENSE. Noninterest expense is significant to the Company's financial performance. Management is continually challenged to control operating costs and improve efficiencies while still providing higher levels of customer service. For the first quarter of 1999, noninterest expense increased 16.1% or $290,000 as compared to 1998. The ratio of annualized noninterest expense to average total assets was 4.18% in 1999 and 4.30% in 1998.

The Company monitors its expense ratio and utilizes the efficiency ratio as a measure of its success in increasing revenues, while controlling costs. The expense ratio (noninterest expense minus noninterest income, excluding securities gains and losses, divided by average assets) was 2.32% and 2.09% for the first quarter of 1999 and 1998, respectively. The efficiency ratio, which is calculated excluding the same items, divides noninterest expense by net interest income (tax equivalent) plus noninterest income. The efficiency ratio was 60.10% and 58.72% for the first quarter of 1999 and 1998, respectively.

PROVISION FOR INCOME TAXES. The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major differences between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit, and interest on tax-exempt securities and loans. The Company's effective income tax rate was 32.5% and 36.1% for the first quarter of 1999 and 1998, respectively.






HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
PART II - OTHER INFORMATION



Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K
            (a)     Ex-27 Financial Data Schedule (for SEC Use Only)

            (b) There have been no reports filed on form 8-K during the quarterly period ended March 31, 1999.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY




         In accordance with the requirements of the Exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        HERITAGE FINANCIAL SERVICES, INC.
                                  (Registrant)


Date     May 14, 1999                      By     EARL O. BRADLEY, III
    -------------------------------          -----------------------------------
                                                  Earl O. Bradley, III
                                                  President and Chief
                                                  Executive Officer



Date     May 14, 1999                      By     JACK L. GRAHAM
    -------------------------------          -----------------------------------
                                                  Jack L. Graham
                                                  Senior Vice President and
                                                  Chief Financial Officer