Form 10QSB
period 1999-06-30
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1999-08-16
CIK 883703

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30, 1999 Commission file number 33-45240
                                 ------------                         --------


                       HERITAGE FINANCIAL SERVICES, INC.
                       ---------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           TENNESSEE                                     62-1484807
           --------                                     -----------
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

                                Yes [X]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 583,440 shares as of July 31, 1999.


           Traditional small business disclosure format (check one):

                                Yes [ ]   No [X]

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                     INDEX



PART I.     FINANCIAL INFORMATION

     Item  1.     Financial Statements

                           Consolidated Balance Sheets                            3

                           Consolidated Statements of Operations                  4

                           Consolidated Statements of Cash Flows                  5

                           Notes to Consolidated Financial Statements             6

      Item 2.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                   10

PART II.    OTHER INFORMATION                                                    14

SIGNATURES                                                                       15

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                               JUNE 30,         JUNE 30,         DECEMBER 31,
                                                                 1999             1998              1998
                                                             ------------      ------------      ------------
                                                             (Unaudited)       (Unaudited)         (Note)
ASSETS:
Cash and due from banks                                      $      6,987      $      4,803      $      7,611
Federal funds sold                                                  6,735                --                --
Securities available-for-sale, at fair value                       22,278            21,165            21,865
Mortgage loans held for sale                                        1,802             2,486             3,222
Loans                                                             172,387           150,983           164,296
Allowance for loan losses                                          (2,547)           (2,220)           (2,702)
                                                             ------------      ------------      ------------
Net loans                                                         169,840           148,763           161,594

Premises and equipment                                             11,252             7,551            10,355
Accrued interest receivable                                         1,585             1,605             1,889
Deferred income taxes                                                 785               571               576
Foreclosed and repossessed assets                                     662               186               297
Other assets                                                          828               634               802
                                                             ------------      ------------      ------------
TOTAL ASSETS                                                 $    222,754      $    187,764      $    208,211
                                                             ============      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
   Noninterest-bearing                                       $     25,036      $     18,499      $     24,163
   Interest-bearing                                               167,543           134,680           152,455
                                                             ------------      ------------      ------------
Total deposits                                                    192,579           153,179           176,618

Federal funds purchased and other short-term borrowings                --             7,035             3,675
Long-term borrowings                                               10,708            10,756             9,732
Accrued interest payable                                              776               687               742
Other liabilities                                                   1,589             1,296             1,649
                                                             ------------      ------------      ------------
TOTAL LIABILITIES                                                 205,652           172,953           192,416

STOCKHOLDERS' EQUITY:
Preferred stock, 1,000,000 shares authorized,
     no shares issued or outstanding                                   --                --                --
Common stock, 3,000,000 shares authorized                           1,166             1,139             1,159
Additional paid-in capital                                          5,607             5,151             5,464
Retained earnings                                                  10,510             8,444             9,055
Accumulated other comprehensive income, net                          (181)               77               117
                                                             ------------      ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                         17,102            14,811            15,795
                                                             ------------      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    222,754      $    187,764      $    208,211
                                                             ============      ============      ============

Common shares issued and outstanding                              583,040           569,926           579,645

(Note) The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.


See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                         --------------------------      --------------------------
                                                            1999            1998            1999           1998
                                                         ----------      ----------      ----------      ----------
INTEREST INCOME:
Loans, including fees                                    $    4,292      $    3,802      $    8,408      $    7,340
Investment securities:
   Taxable                                                      233             230             467             456
   Tax-exempt                                                    72              53             143             107
Federal funds sold                                               27              --              32              --
                                                         ----------      ----------      ----------      ----------
      TOTAL INTEREST INCOME                                   4,624           4,085           9,050           7,903
                                                         ----------      ----------      ----------      ----------

INTEREST EXPENSE:
Deposits                                                      1,790           1,602           3,530           3,058
Other                                                           132             189             279             428
                                                         ----------      ----------      ----------      ----------
      TOTAL INTEREST EXPENSE                                  1,922           1,791           3,809           3,486
                                                         ----------      ----------      ----------      ----------

      NET INTEREST INCOME                                     2,702           2,294           5,241           4,417
Provision for loan losses                                       441             240             700             441
                                                         ----------      ----------      ----------      ----------
      NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                            2,261           2,054           4,541           3,976
                                                         ----------      ----------      ----------      ----------

NONINTEREST INCOME:
Service charges on deposit accounts                             349             370             689             700
Service charges on ATM transactions                              91              76             166             137
Mortgage banking activities                                     220             212             382             434
Accounts receivable financing                                    70              58             148             135
Net securities gains (losses)                                    (2)              1              31               3
Brokerage fees                                                   74             117             160             205
Premiums from life and disability insurance                      60              79             111             125
Gain on sale of industrial building                              --             148              --             148
Other                                                           158             136             275             238
                                                         ----------      ----------      ----------      ----------
      TOTAL NONINTEREST INCOME                                1,020           1,197           1,962           2,125
                                                         ----------      ----------      ----------      ----------

NONINTEREST EXPENSES:
Salaries and employee benefits                                1,143           1,093           2,257           2,113
Occupancy                                                       210             151             405             295
Furniture and equipment                                         262             201             511             386
Data processing                                                 103             117             194             223
Advertising and public relations                                 64              56             145             126
Communications                                                   82              77             162             135
Supplies                                                         85              71             159             126
Life and disability insurance benefits and expenses              39              45              50              62
Other                                                           152             187             351             336
                                                         ----------      ----------      ----------      ----------
      TOTAL NONINTEREST EXPENSES                              2,140           1,998           4,234           3,802
                                                         ----------      ----------      ----------      ----------

      INCOME BEFORE INCOME TAXES                              1,141           1,253           2,269           2,299
Income taxes                                                    411             458             778             836
                                                         ----------      ----------      ----------      ----------
      NET INCOME                                         $      730      $      795      $    1,491      $    1,463
                                                         ==========      ==========      ==========      ==========

      Net income per share                               $     1.26      $     1.39      $     2.57      $     2.57
                                                         ==========      ==========      ==========      ==========

      Net income per share - assuming dilution           $     1.25      $     1.38      $     2.56      $     2.54
                                                         ==========      ==========      ==========      ==========

Average number of common shares                             580,982         569,926         580,579         569,778
Average number of common shares - assuming dilution         582,641         577,080         582,222         576,903

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    ------------------------
                                                                      1999            1998
                                                                    --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $  3,652        $    977
                                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available-for-sale                1,153             84
   Maturities and redemptions of securities available-for-sale         3,445          1,503
   Purchase of securities available-for-sale                          (5,391)        (3,492)
   Net increase in loans                                              (8,946)       (16,262)
   Purchases of premises and equipment                                (1,179)        (2,265)
                                                                    --------       --------
NET CASH USED IN INVESTING ACTIVITIES                                (10,918)       (20,432)
                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                               15,961         18,798
   Decrease in federal funds purchased
     and other short-term borrowings                                  (3,675)        (1,115)
   Repayment of long-term borrowings                                     (24)        (1,030)
   Proceeds from long-term borrowings                                  1,000          3,000
   Proceeds from issuance of common stock                                115             74
                                                                    --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             13,377         19,727
                                                                    --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              6,111            272
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       7,611          4,531
                                                                    --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 13,722       $  4,803
                                                                    ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for interest                             $  3,785       $  3,355
   Cash paid during period for income taxes                              798            779
   Noncash investing activity:  capitalized interest                      10            117
                                stock dividends                           31             30



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

ESTIMATES. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

SIGNIFICANT EVENT. On January 22, 1999, the city of Clarksville, Tennessee sustained substantial property damage as the result of a tornado which left much of the historic central business district in ruins. A preliminary estimate by local authorities placed the damage to real and personal property at $72.65 million. While management cannot predict the impact of the tornado on the community as a whole, it does not appear that any of the Bank's customers sustained material uninsured property losses.

2.  COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Comprehensive income included in equity for the three months ended June 30, 1999 and 1998 amounted to ($345,000) and $3,000, respectively. Comprehensive income included in equity for the six months ended June 30, 1999 and 1998 totaled ($400,000) and $21,000, respectively.

3.  INVESTMENT SECURITIES

The following table reflects the amortized cost and fair values of investment securities held at June 30, 1999, all of which are classified as available-for -sale:


                                             Gross         Gross
                           Amortized      Unrealized     Unrealized       Fair
    (in thousands)            Cost           Gains         Losses         Value
                           ----------     ----------     ----------     ----------
U.S. agencies              $    4,693     $        1     $      (87)    $    4,607
Mortgage-backed:
   U.S. agencies               10,397             15           (164)        10,248
Tax-exempt securities           6,542             49            (97)         6,494
Equity securities                 929             --             --            929
                           ----------     ----------     ----------     ----------
                           $   22,561     $       65     $     (348)    $   22,278
                           ==========     ==========     ==========     ==========

4.  LOANS

A summary of loans outstanding by category follows:


                                               June 30,        June 30,        December 31,
                                                 1999            1998             1998
                                              ---------       ---------        ------------
Real Estate:                                                (in thousands)
    1 to 4 family residential properties      $  48,377       $  43,334        $     44,743
    Construction                                  8,952          14,071              12,442
    Commercial                                   64,886          49,998              60,072
Commercial, financial and agricultural           30,416          27,077              27,004
Consumer                                         21,971          17,376              22,043
                                              ---------       ---------        ------------
                                                174,602         151,856             166,304
Less unearned interest                           (2,215)           (873)             (2,007)
                                              ---------       ---------        ------------
Total loans                                   $ 172,387       $ 150,983        $    164,296
                                              =========       =========        ============

5.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                      ---------------------------       -------------------------
                  (in thousands)                         1999             1998             1999           1998
                                                      ----------       ----------       ----------     ----------
Balance at beginning of period                        $    2,707       $    2,058       $    2,702     $    1,908
   Provision charged to operations                           441              240              700            441
   Loan losses:
      Loans charged off                                     (633)             (80)            (984)          (141)
      Recoveries on loans previously charged off              32                2              129             12
                                                      ----------       ----------       ----------    -----------
Balance at end of period                              $    2,547       $    2,220       $    2,547    $     2,220
                                                      ==========       ========-=       ==========    ===========

6.  DEPOSITS

A summary of deposits follows:

                                                               June 30,          June 30,        December 31,
                                                                 1999              1998              1998
                                                             ------------      ------------      ------------
                                                                              (in thousands)
Noninterest-bearing demand                                   $     25,036      $     18,499      $     24,163
Interest checking                                                  11,115            10,639            11,934
Money market accounts                                              41,486            24,436            30,816
Savings                                                             5,679             5,268             5,768
Retirement accounts                                                 3,302             3,681             3,495
Certificates of deposit of $100,000 or more                        16,197            15,007            14,174
Other time deposits                                                89,764            75,649            86,268
                                                             ------------      ------------      ------------
                                                             $    192,579      $    153,179      $    176,618
                                                             ============      ============      ============

7.  STOCKHOLDERS' EQUITY

The Company's capital amounts and ratios were as follows:

                                                               June 30,          June 30,        December 31,
                                                                 1999              1998              1998
                                                             ------------      ------------      ------------
                                                                              (in thousands)
Amount:
    Tier 1 leverage                                          $     17,222      $     14,457      $     15,623
    Tier 1 risk-based                                              17,222            14,457            15,623
    Total risk-based                                               19,362            16,367            17,606

Ratio:
    Tier 1 leverage                                                  8.16%             7.70%             7.68%
    Tier 1 risk-based                                               10.18%             9.48%             9.97%
    Total risk-based                                                11.45%            10.73%            11.24%

8.  STOCK COMPENSATION PLANS

Following is a summary of activity in the Company's stock option plans:

                                                                                                  Weighted-
                                                                Total                              Average
                                                                Option         Exercisable         Exercise
                                                                Shares            Shares            Price
                                                             ------------      ------------      ------------
Options outstanding at December 31, 1998                           86,219             2,850      $      45.93
Options which became exercisable                                       --             2,000             38.25
Options granted                                                     5,000                --             82.00
Options forfeited                                                    (400)               --             55.00
Options exercised                                                  (2,450)           (2,450)            15.10
                                                             ------------      ------------      ------------
Options outstanding at June 30, 1999                               88,369             2,400      $      48.79
                                                             ============      ============      ============

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

In anticipation of this potential problem, the Company has developed a comprehensive plan to ensure that all of its systems are able to properly deal with the year 2000. The Company has tested each system's ability to properly perform and corrective measures have been implemented. A business resumption plan has been formulated in the event that systems are unable to operate. The Company has also made arrangements for additional liquidity in the event that customers choose to withdraw extra funds. At this point, the Company anticipates no difficulty in achieving full year 2000 capability or meeting customer demands and does not expect the related costs to be material.

As a financial institution, the Company is also exposed to potential risks if borrowers and depositors suffer year 2000-related difficulties and are unable to repay their loans or maintain their deposit balances. The Company has provided general information to customers regarding year 2000 risks and has performed an assessment of the year 2000 readiness of significant borrowers and depositors. At this time, the Company is unable to determine what impact, if any, the year 2000 will have on either the loan payment performance of borrowers or the balances of key depositors. Thus far, however, none of the Company's borrowers or depositors have reported the expectation of material adverse impacts as a result of the year 2000.

10.  RECLASSIFICATIONS

Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

EARNING ASSETS. Average earning assets of the Company for the first two quarters of 1999 increased 16.6%, or $27.0 million, to $189.7 million from $162.7 million for the first six months of 1998. This compares to average earning asset growth of 24.7% for the six months ended June 30, 1998 over the same 1997 period. The Company's ratio of average earning assets to average total assets for the first six months of 1999 declined to 91.4%, compared to 93.1% and 94.3% for the same period in 1998 and 1997, respectively. The decline is the result of a $5.6 million increase in average nonearning assets, primarily attributable to construction of a new main office building which was completed during the second quarter of 1999.

Economic investments and expansions in the local market place have enabled the Bank to continue to grow its loan portfolio (the primary earning asset). Average loans for the first six months of 1999 increased 16.0%, or $23.0 million to $166.4 million from $143.4 million in 1998. This compares to average loan growth of 29.0% for the first six months of 1998 over the same 1997 period. The mix of earning assets remained favorable during the first half of 1999 with average loans at 87.8% of total average earning assets compared to 88.2% during the same 1998 period.

The Bank maintains a securities portfolio of principally debt securities held for sale as a source of income and liquidity, to balance interest rate risk with other categories of the balance sheet, and to supply securities to pledge as required collateral for certain deposits. The level of average securities to average earnings assets varies as portions of the proceeds from the sale, call and maturity of securities and the principal collected on mortgage-backed securities are periodically used to fund loan growth. The average balance of securities (including federal funds sold) increased $4.0 million during the first six months of 1999 over the same period in 1998 and 1997. Average securities for the first two quarters of 1999 were 12.2% of total average earning assets, compared to 11.8% during the same period of 1998.

FUNDING SOURCES. The Bank's primary funding source is its base of local area deposits which consists of noninterest-bearing demand, interest checking, savings, money market and retirement accounts, and certificates of deposit. The average balance of the Bank's local deposit base for the first six months of 1999 increased 16.8%, or $23.1 million, to $160.5 million from $137.4 million for the same period of 1998. This compares to 14.1%, or $17.0 million, growth for the first half of 1998 over the same period in 1997. Local deposits accounted for 83.4% and 84.8% of average interest-bearing liabilities for the first six months of 1999 and 1998, respectively.

Due to the competitive local market for deposits, the Bank supplements its local deposit base with alternative funding sources including Federal funds purchased, borrowings from the Federal Home Loan Bank (FHLB), brokered certificates of deposit, and certificates of deposit obtained through a national network. The average balance of these alternative funding sources for the first two quarters of 1999 increased 29.0%, or $6.2 million, to $27.7 million from $21.5 million during the same period of 1998. Alternative funding sources totaled 16.6% of average interest-bearing liabilities for the first half of 1999 and 15.2% for the same period in 1998.

Management believes the use of alternative funding sources is a cost effective means of supplementing local area deposits to fund loan growth. Use of FHLB borrowing and Federal funds purchased, as well as brokered and nonlocal certificates of deposit, may be necessary to meet the challenge of obtaining acceptable funding sources without incurring an undesirable amount of interest rate risk.

NONPERFORMING ASSETS, PAST DUE LOANS, POTENTIAL PROBLEM ASSETS AND THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding the Company's nonperforming assets, past due loans, potential problem assets and the allowance for loan losses:





                                                               June 30,         June 30,         December 31,
                                                                 1999             1998               1998
                                                             ------------      ------------      ------------
                                                                             (in thousands)
Nonperforming assets:
    Nonaccrual loans                                         $        668      $        485      $        803
    Restructured loans                                                106               105                99
    Accruing loans that are contractually
        past due 90 days or more                                    1,251             1,105             1,941
    Foreclosed and repossessed assets                                 662               186               297
                                                             ------------      ------------      ------------
                Total nonperforming assets                   $      2,687      $      1,881      $      3,140
                                                             ============      ============      ============

Potential problem assets not included
    in nonperforming assets                                  $      3,726      $      2,308      $      3,368
                                                             ============      ============      ============

Nonperforming assets to portfolio loans and
    foreclosed and repossessed assets                                1.55%             1.24%             1.91%
Allowance for loan losses to portfolio loans                         1.48%             1.47%             1.64%
Allowance for loan losses to nonperforming assets                      95%              118%               86%
Allowance for loan losses to nonperforming
    assets and potential problem loans                                 40%               53%               42%

CAPITAL. Management believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. Stockholders' equity was $17.1 million or 7.68% of total assets at June 30, 1999 compared to $14.8 million or 7.89% at June 30, 1998. Net income is the primary source of new capital for the Company. In addition, net proceeds from stock transactions, including shares issued through director and employee plans, contributed $114,000 and $74,000 of capital during the first two quarters of 1999 and 1998, respectively.

Unrealized gain or loss on securities held for sale, net of applicable income taxes, are recorded directly to stockholders' equity. Rising interest rates caused the fair value of securities held for sale to decline during the first six months of 1999, resulting in a decrease in stockholders' equity of $298,000, compared to an increase of $21,000 during the same period in 1998.

The board of directors develops and reviews the capital goals of Heritage Financial and the Bank. The Company's dividend policy is designed to retain sufficient earnings for healthy financial ratios, considering future planned asset growth and other prudent financial management principles.

The Company and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against assets and certain off-balance-sheet items. Certain ratios weight these assets based on risk characteristics in accordance with regulatory accounting practices.

At June 30, 1999, the Company's capital exceeded the regulatory minimums and met the regulatory definition of "well-capitalized". The Company's capital ratios are presented in Note 7 to the consolidated financial statements.

RESULTS OF OPERATIONS

For the second quarter of 1999, the Company reported net income of $730,000 compared to $795,000 in 1998. Second quarter basic net income per share for 1999 decreased 9.35% to $1.26 from $1.39 in 1998. Diluted net income per share decreased 10.07% to $1.25 from $1.38 in the second quarter of 1998. Annualized return on average stockholders' equity (ROE) for the second quarter of 1999 was 17.26% compared to 21.90% in 1998. Second quarter 1999 annualized return on average assets (ROA) was 1.38% compared to 1.77% in 1998.

Net income through June 30, 1999 was $1,491,000 compared to $1,463,000 in 1998, an increase of 1.91%. Basic net income per share for the first six months of 1999 was $2.57 and diluted net income per share was $2.56, compared to $2.57 and $2.54, respectively, for the first half of 1998. Annualized return on average stockholders' equity for the first two quarters of 1999 was 18.03% and annualized return on average assets was 1.44%, compared with 20.75% and 1.67%, respectively, for the same period in 1998.

The Company's 1998 net income included a gain of $148,000 ($95,000 after-tax) from the sale of an industrial building by the Bank's subsidiary, Heritage Investment Corporation. The gain increased basic net income per share by $.16 and diluted net income per share by $.17 during the second quarter and first half of 1998, respectively.

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS). Second quarter net interest income grew $419,000, an 18.10% increase over 1998. The yield on average earning assets decreased 19 basis points to 9.67% while the cost of interest-bearing liabilities decreased 40 basis points to 4.56%. The decreased yield in average earning assets was primarily due to competition and lower market interest rates, while the decreased cost of interest-bearing liabilities was attributable to lower market interest rates. The net interest spread was 5.11% and the net interest margin was 5.68% in the second quarter, compared to 4.92% and 5.58%, respectively, for the same period in 1998.

Capitalized interest costs associated with the construction of the new main office building reduced the cost of interest-bearing liabilities by $6,000 and $65,000 during the quarter ended June 30, 1999 and 1998, respectively. Had capitalized interest been included in interest expense, the cost of interest-bearing liabilities for the second quarter of 1999 would have been 4.58% and the net interest margin 5.67%, compared with 5.15% and 5.42%, respectively, for the same period in 1998.

During the first half of 1999, net interest income increased $842,000, or 18.89%, over the same period in 1998. The yield on average earning assets decreased 17 basis points to 9.69% while the cost of interest-bearing liabilities decreased 37 basis points to 4.61%. The decreased yield in average earning assets was primarily due to competition and lower market interest rates, while the decreased cost of interest-bearing liabilities was attributable to lower market interest rates. The net interest spread was 5.08% and the net interest margin was 5.64% for the first two quarters, compared to 4.88% and 5.53%, respectively, during 1998.

Capitalized interest costs reduced the cost of interest-bearing liabilities by $10,000 and $117,000 during the first half of 1999 and 1998, respectively. Had capitalized interest been included in interest expense, the cost of interest-bearing liabilities for the first six months of 1999 would have been 4.62% and the net interest margin 5.62%, compared with 5.15% and 5.39%, respectively, during the same 1998 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses is the charge to operating income that management determines to be necessary to maintain the allowance for loan losses at an adequate level, and reflects management's estimate of the risk of loss inherent in the loan portfolio. The provision for loan losses increased 84% from $240,000 for the second quarter of 1998 to $441,000 for the same period in 1999. Year-to-date, the provision increased $259,000, or 59%, over the same period last year.

The increase was required to cover the growth of the loan portfolio and increases in net chargeoffs, nonperforming assets, and potential problem assets. Losses during 1999 have primarily been in non-real estate consumer and commercial loans. It is management's policy to adequately provide for both net chargeoffs and for identifiable future losses associated with planned increases in the Bank's commercial, mortgage and consumer portfolios.

Annualized net chargeoffs to average portfolio loans outstanding (excludes mortgage loans held for sale) was 1.44% for the second quarter of 1999 compared to 0.21% for 1998. The coverage ratio of net income plus provision for loan losses to net chargeoffs was 1.95 and 13.27 for the second quarter of 1999 and 1998, respectively. The allowance for loan losses divided by annualized second quarter net chargeoffs yielded a coverage ratio of 1.06 and 7.12 as of June 30, 1999 and 1998, respectively.

For the first half of 1999, annualized net chargeoffs to average portfolio loans outstanding was 1.04% compared to 0.18% during 1998. The coverage ratio of net income plus provision for loan losses to net chargeoffs was 2.56 and 14.76 for the first six months of 1999 and 1998, respectively. The allowance for loan losses divided by annualized first half chargeoffs yielded a coverage ratio of
1.49 and 8.60 as of June 30, 1999 and 1998, respectively.

NONINTEREST INCOME. Besides the attention to net income, the Company focuses on its ability to generate additional noninterest income from both core business and newer initiatives, such as brokerage and insurance. Excluding securities gains or losses and the nonrecurring gain on the sale of the industrial building, second quarter 1999 noninterest income decreased 2.48% or $26,000 from 1998.

Noninterest income, excluding securities gains or losses and the nonrecurring gain on the sale of the industrial building, contributed 27.21% of tax equivalent income (net interest income plus noninterest income) in the second quarter of 1999 as compared to 31.16% for the same period in 1998. Annualized noninterest income, excluding securities gains and losses and the nonrecurring gain on the sale of the industrial building, as a percentage of average total assets was 1.94% and 2.34% for the three months ended June 30, 1999 and 1998, respectively.

Year-to-date noninterest income, excluding the same items as above, decreased 2.18% or $43,000 from the amount earned in 1998. Noninterest income contributed 26.70% and 30.69% of tax equivalent income (net interest income plus noninterest income) during the first two quarters of 1999 and 1998, respectively. Annualized noninterest income totaled 1.86% and 2.26% of average total assets during the first half of 1999 and 1998, respectively.

NONINTEREST EXPENSE. Noninterest expense is significant to the Company's financial performance. Management is continually challenged to control operating costs and improve efficiencies while simultaneously providing new or enhanced products and higher levels of customer service.

For the second quarter of 1999, noninterest expense increased 7.11% or $142,000 as compared to 1998. The ratio of annualized noninterest expense to average total assets was 4.05% and 4.46% for the three months ended June 30, 1999 and 1998, respectively.

During the first six months of 1999, noninterest expense increased $ 432,000 or 11.36% over the same 1998 period. These increases were primarily attributable to increased salaries and employee benefits and additional occupancy and furniture and equipment expenses related to the new main office building. The ratio of annualized noninterest expense to average total assets was 4.08% for the first half of 1999 as compared to 4.35% in 1998.

The Company monitors its expense ratio and utilizes the efficiency ratio as a measure of its success in increasing revenues, while controlling costs. The expense ratio (annualized noninterest expense minus noninterest income, excluding securities gains and losses and the nonrecurring gain from the sale of the industrial building, divided by average assets) was 2.12% and 2.13% for the second quarter of 1999 and 1998, respectively. The efficiency ratio, which is calculated excluding the same items, divides noninterest expense by net interest income (tax equivalent) plus noninterest income. The efficiency ratio was 56.98% and 59.34% for the second quarter of 1999 and 1998, respectively.

The expense ratio was 2.22% for the first two quarters of 1999 as compared to 2.11% for the same period in 1998. The efficiency ratio was 58.55% and 59.03% for the first half of 1999 and 1998, respectively.

PROVISION FOR INCOME TAXES. The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major differences between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit, and interest on tax-exempt securities and loans. The Company's effective income tax rate was 36.02% and 36.55% for the second quarter of 1999 and 1998, respectively. For the first six months of 1999, the effective income tax rate was 34.29% compared to 36.36% for the same 1998 period.



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

Item 3.     Defaults upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K
                 (a)     27 Financial Data Schedule (for SEC use only)

                 (b) There have been no reports filed on form 8-K during the quarterly period ended June 30, 1999.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY




     In accordance with the requirements of the Exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       HERITAGE FINANCIAL SERVICES, INC.
                      -----------------------------------
                                  (Registrant)


Date     August 13, 1999              By     EARL O. BRADLEY, III
    ------------------------            ---------------------------------
                                             Earl O. Bradley, III
                                             President and Chief
                                             Executive Officer



Date     August 13, 1999              By     JACK L. GRAHAM
    ------------------------            ---------------------------------
                                             Jack L. Graham
                                             Senior Vice President and
                                             Chief Financial Officer