Form 10QSB
period 1999-09-30
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1999-11-15
CIK 883703

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999
                                               ------------------
                        Commission file number 33-45240
                                               --------

                        HERITAGE FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            TENNESSEE                                           62-1484807
 ------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                25 JEFFERSON STREET, CLARKSVILLE, TENNESSEE 37040
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (931) 553-0500

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 605,039 shares as of November 5, 1999.

        Traditional small business disclosure format (check one):

                                 Yes [ ] No [X]

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

PART I.     FINANCIAL INFORMATION

     Item  1.Financial Statements

                Consolidated Balance Sheets                                   3

                Consolidated Statements of Operations                         4

                Consolidated Statements of Cash Flows                         5

                Notes to Consolidated Financial Statements                    6

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          11

PART II.    OTHER INFORMATION                                                15

SIGNATURES                                                                   16

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                           SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,
                                                               1999           1998           1998
                                                            ---------      ---------      ---------
                                                           (Unaudited)    (Unaudited)      (Note)
ASSETS:

Cash and due from banks                                     $   9,063      $   5,533      $   7,611
Federal funds sold                                              2,040             --             --
Securities available-for-sale, at fair value                   27,649         23,183         21,865
Mortgage loans held for sale                                    2,403          2,395          3,222
Loans                                                         180,374        159,280        164,296
Allowance for loan losses                                      (2,650)        (2,330)        (2,702)
                                                            ---------      ---------      ---------
Net loans                                                     177,724        156,950        161,594

Premises and equipment                                         11,187          8,694         10,355
Accrued interest receivable                                     1,687          1,835          1,889
Deferred income taxes                                             709            520            576
Foreclosed and repossessed assets                                 705            188            297
Other assets                                                      867            763            802
                                                            ---------      ---------      ---------
TOTAL ASSETS                                                $ 234,034      $ 200,061      $ 208,211
                                                            =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
   Noninterest-bearing                                      $  25,069      $  21,182      $  24,163
   Interest-bearing                                           173,792        149,248        152,455
                                                            ---------      ---------      ---------
Total deposits                                                198,861        170,430        176,618

Federal funds purchased and other short-term borrowings            --            560          3,675
Long-term borrowings                                           13,701         10,746          9,732
Accrued interest payable                                          683            758            742
Other liabilities                                               1,850          1,972          1,649
                                                            ---------      ---------      ---------
TOTAL LIABILITIES                                             215,095        184,466        192,416

STOCKHOLDERS' EQUITY:
Preferred stock, 1,000,000 shares authorized,
     no shares issued or outstanding                               --             --             --
Common stock, 3,000,000 shares authorized                       1,210          1,140          1,159
Additional paid-in capital                                      6,671          5,178          5,464
Retained earnings                                              11,305          9,110          9,055
Accumulated other comprehensive income, net                      (247)           167            117
                                                            ---------      ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                     18,939         15,595         15,795
                                                            ---------      ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 234,034      $ 200,061      $ 208,211
                                                            =========      =========      =========
Common shares issued and outstanding                          605,039        569,844        579,645

(Note) The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        1999       1998       1999       1998
                                                      --------   --------   --------   --------
INTEREST INCOME:
Loans, including fees                                 $  4,455   $  4,042   $ 12,823   $ 11,382
Investment securities:
   Taxable                                                 298        274        765        729
   Tax-exempt                                               80         55        223        162
Federal funds sold                                          62          3         94          3
                                                      --------   --------   --------   --------
      TOTAL INTEREST INCOME                              4,895      4,374     13,905     12,277
                                                      --------   --------   --------   --------
INTEREST EXPENSE:
Deposits                                                 1,978      1,776      5,507      4,834
Other                                                      143        171        423        599
                                                      --------   --------   --------   --------
      TOTAL INTEREST EXPENSE                             2,121      1,947      5,930      5,433
                                                      --------   --------   --------   --------
      NET INTEREST INCOME                                2,774      2,427      7,975      6,844
Provision for loan losses                                  379        363      1,079        803
                                                      --------   --------   --------   --------
      NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                       2,395      2,064      6,896      6,041
                                                      --------   --------   --------   --------
NONINTEREST INCOME:
Service charges on deposit accounts                        440        343      1,129      1,044
Service charges on ATM transactions                         88         77        254        214
Mortgage banking activities                                175        244        597        678
Accounts receivable financing                               70         60        217        195
Net securities gains (losses)                               --          2         31          5
Brokerage fees                                              83        103        243        308
Premiums from life and disability insurance                 67         84        178        208
Gain on sale of industrial building                         --         --         --        148
Other                                                      137         98        412        336
                                                      --------   --------   --------   --------
      TOTAL NONINTEREST INCOME                           1,060      1,011      3,063      3,136
                                                      --------   --------   --------   --------
NONINTEREST EXPENSES:
Salaries and employee benefits                           1,169      1,088      3,426      3,202
Occupancy                                                  209        163        614        458
Furniture and equipment                                    266        197        777        582
Data processing                                             93        106        287        329
Advertising and public relations                            56         77        201        203
Communications                                              71         59        233        194
Supplies                                                    67         49        226        175
Life and disability insurance benefits and expenses         13         45         64        107
Other                                                      285        173        636        509
                                                      --------   --------   --------   --------
      TOTAL NONINTEREST EXPENSES                         2,229      1,956      6,464      5,759
                                                      --------   --------   --------   --------
      INCOME BEFORE INCOME TAXES                         1,226      1,119      3,495      3,418
Income taxes                                               431        417      1,209      1,253
                                                      --------   --------   --------   --------
      NET INCOME                                      $    795   $    702   $  2,286   $  2,165
                                                      ========   ========   ========   ========
      Net income per share                            $   1.36   $   1.23   $   3.93   $   3.80
                                                      ========   ========   ========   ========
      Net income per share - assuming dilution        $   1.36   $   1.21   $   3.92   $   3.75
                                                      ========   ========   ========   ========
Average number of common shares                        583,603    569,867    581,598    569,808
Average number of common shares - assuming dilution    584,692    578,084    582,650    577,993

    See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   ----------------------
                                                                     1999          1998
                                                                   --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $  4,444      $  2,368
                                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available-for-sale               1,153            84
   Maturities and redemptions of securities available-for-sale        4,211         4,760
   Purchase of securities available-for-sale                        (11,597)       (8,589)
   Net increase in loans                                            (17,209)      (24,811)
   Purchases of premises and equipment                               (1,270)       (3,297)
                                                                   --------      --------
NET CASH USED IN INVESTING ACTIVITIES                               (24,712)      (31,853)
                                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                              22,243        36,050
   Decrease in federal funds purchased
     and other short-term borrowings                                 (3,675)       (7,590)
   Repayment of long-term borrowings                                    (26)       (1,040)
   Proceeds from long-term borrowings                                 3,995         3,000
   Proceeds from issuance of common stock                             1,223            74
   Reacquisition of common stock                                         --            (7)
                                                                   --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            23,760        30,487
                                                                   --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             3,492         1,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      7,611         4,531
                                                                   --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 11,103      $  5,533
                                                                   ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for interest                            $  5,998      $  5,426
   Cash paid during period for income taxes                           1,030         1,301
   Noncash investing activity:  capitalized interest                     10           196
                                stock dividends                          47            45


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

NATURE OF BUSINESS. Heritage Bank has its primary market in Montgomery County, Tennessee and the surrounding counties of Tennessee and Kentucky. The Bank provides general commercial banking services (including mortgage banking, accounts receivable financing and commercial leasing) through five banking offices. The Bank also has four non-bank affiliates which provide financial services incidental to the Bank's operations, including brokerage services, property ownership, consumer finance loan origination, and reinsurance of credit life, accident and health insurance contracts.

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

ESTIMATES. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

SIGNIFICANT EVENT. On January 22, 1999, the city of Clarksville, Tennessee sustained substantial property damage as the result of a tornado which left much of the historic central business district in ruins. A preliminary estimate by local authorities placed the damage to real and personal property at $72.65 million. While management cannot predict the economic impact of the tornado on the community as a whole, it does not appear that any of the Bank's customers sustained material uninsured property losses.

PENDING MERGER. On September 8, 1999, the Company's board of directors voted to merge with Old National Bancorp, headquartered in Evansville, Indiana, subject to shareholder and regulatory approval. The total value of the transaction, which will be accounted for as a pooling of interests, will be approximately $63.2 million with 3.15 shares of Old National Bancorp common stock (traded on the NASDAQ under the symbol of OLDB) to be received for every share of Heritage Financial common stock. It is anticipated that the merger will be finalized in the first quarter of 2000, and the Bank's name is expected to change to Old National Bank mid-year.

At September 30, 1999, the Bank had expended $66,000 in merger-related costs including legal fees, public relations fees, and investment banker fees. An additional $60,000 in legal fees is expected to be incurred prior to the merger and, provided the merger is approved, an additional $160,000 in investment banker fees will be paid. Merger-related noncash charges totaling approximately $474,000 are anticipated in the fourth quarter of 1999 as noncompatible owned and leased computer equipment is written off.

2.  COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Comprehensive income included in equity for the three months ended September 30, 1999 and 1998 amounted to ($66,000) and $90,000, respectively. Comprehensive income included in equity for the nine months ended September 30, 1999 and 1998 totaled ($364,000) and $110,000, respectively.

3.  INVESTMENT SECURITIES

The following table reflects the amortized cost and fair values of investment securities held at September 30, 1999, all of which are classified as available-for-sale:

                                        Gross       Gross
                          Amortized   Unrealized  Unrealized      Fair
(in thousands)               Cost       Gains       Losses        Value
                            -------     -----      --------      -------
U.S. agencies               $ 6,055     $   1      $   (103)     $ 5,954
Mortgage-backed:
   U.S. agencies             13,656        35          (217)      13,474
Tax-exempt securities         6,985        38          (139)       6,884
Equity securities               946        --            --          946
Certificates of deposit         392        --            --          392
                            -------     -----      --------      -------
                            $28,033     $  74      $   (459)     $27,649
                            =======     =====      ========      =======

4.  LOANS

A summary of loans outstanding by category follows:

                                           September 30,  September 30,   December 31,
                                               1999           1998           1998
                                             ---------      ---------      ---------
                                                         (in thousands)
Real Estate:
    1 to 4 family residential properties     $  43,426      $  44,859      $  44,743
    Construction                                16,149         12,451         12,442
    Commercial                                  67,537         54,998         60,072
Commercial, financial and agricultural          32,992         29,145         27,004
Consumer                                        22,786         18,724         22,043
                                             ---------      ---------      ---------
                                               182,890        160,177        166,304
Less unearned interest                          (2,516)        (1,278)        (2,007)
                                             ---------      ---------      ---------
Total loans                                  $ 180,374      $ 158,899      $ 164,296
                                             =========      =========      =========

5.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                     --------------------      --------------------
       (in thousands)                                 1999         1998         1999         1998
                                                     -------      -------      -------      -------
Balance at beginning of period                       $ 2,547      $ 2,220      $ 2,702      $ 1,908
   Provision charged to operations                       379          362        1,079          803
   Loan losses:
      Loans charged off                                 (339)        (258)      (1,323)        (399)
      Recoveries on loans previously charged off          63            6          192           18
                                                     -------      -------      -------      -------
Balance at end of period                             $ 2,650      $ 2,330      $ 2,650      $ 2,330
                                                     =======      =======      =======      =======


6.  Deposits

A summary of deposits follows:

                                               September 30,   September 30,    December 31,
                                                    1999            1998           1998
                                                  --------        --------        --------
                                                                (in thousands)
Noninterest-bearing demand                        $ 25,069        $ 21,182        $ 24,163
Interest checking                                   10,786           9,973          11,934
Money market accounts                               49,542          30,450          30,816
Savings                                              5,755           5,673           5,768
Retirement accounts                                  3,153           3,631           3,495
Certificates of deposit of $100,000 or more         17,369          15,599          14,174
Other time deposits                                 87,189          83,922          86,268
                                                  --------        --------        --------
                                                  $198,861        $170,430        $176,618
                                                  ========        ========        ========

7.  STOCKHOLDERS' EQUITY

The Company's capital amounts and ratios were as follows:

                                               September 30,   September 30,    December 31,
                                                    1999            1998           1998
                                                  --------        --------        --------
                                                                (in thousands)
Amount:
    Tier 1 leverage                               $ 19,130        $ 15,155        $ 15,623
    Tier 1 risk-based                               19,130          15,155          15,623
    Total risk-based                                21,363          17,130          17,606

Ratio:
    Tier 1 leverage                                   8.44%           7.88%           7.68%
    Tier 1 risk-based                                10.73%           9.71%           9.97%
    Total risk-based                                 11.99%          10.98%          11.24%

8.  STOCK COMPENSATION PLANS

Following is a summary of activity in the Company's stock option plans:

                                                                             Weighted-
                                                Total                         Average
                                                Option      Exercisable      Exercise
                                                Shares         Shares          Price
                                                -------        -------        -------
Options outstanding at December 31, 1998         86,219          2,850        $ 45.93
Options which became exercisable                     --         24,140          52.05
Options granted                                   5,000             --          82.00
Options forfeited                                  (400)            --          55.00
Options exercised                               (24,450)       (24,450)         46.83
                                                -------        -------        -------
Options outstanding at September 30, 1999        66,369          2,540        $ 48.26
                                                =======        =======        =======

The Company's option plans provide for acceleration of the vesting periods in the event of a change in control. Accordingly, all options will become 100% vested and immediately exercisable if the pending merger with Old National Bancorp is approved.

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

The Company depends upon a significant number of computer software programs and operating systems to conduct its business, many of which are provided by third-party private and public vendors, including our primary software vendor and service bureau, Fiserv Solutions, Inc. ("Fiserv"). We can receive information from the FDIC regarding Fiserv's year 2000 readiness based on its examinations. However, for vendors which are not examined by the FDIC or other regulators, we must rely on those vendors' representations regarding year 2000 readiness and the validation testing that we are able to perform.

Accordingly, the Company has developed a comprehensive plan to ensure that all of its mission critical systems are able to properly deal with the year 2000. The Company has tested each system's ability to properly perform and corrective measures have been implemented. A contingency and business resumption plan has been formulated in the event that primary systems are unable to operate. The Company has also made arrangements for additional liquidity in the event that customers choose to withdraw extra funds. At this point, the Company anticipates no difficulty in achieving full year 2000 capability or meeting customer demands and does not expect the related costs to be material.

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

We believe that our most reasonably possible worst-case scenario would occur if we experienced a complete loss of Fiserv services and its contingency plans failed to work properly. This could potentially affect our ability to handle daily banking business for our customers in the first two quarters of 2000. If we determined that Fiserv was unable to meet processing requirements on a timely basis, we would utilize alternative back-up processing systems. This could result in lost revenue, increased operating costs, the loss of customers, or other business interruptions, any of which could adversely affect results of operations and financial condition.

During 1998 and 1999 combined, the Company will have spent approximately $125,000 in connection with identifying, evaluating and addressing year 2000 compliance issues. The majority of the cost has been to replace or upgrade noncompliant equipment and software.

10. RECLASSIFICATIONS

Certain amounts have been reclassified in the previous year's consolidated financial statements or notes to consolidated financial statements to conform with the current year's classifications.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

EARNING ASSETS. Average earning assets of the Company for the first three quarters of 1999 increased 16.4%, or $27.6 million, to $195.8 million from $168.2 million for the first nine months of 1998. This compares to average earning asset growth of 24.1% for the nine months ended September 30, 1998 over the same 1997 period. The Company's ratio of average earning assets to average total assets for the first nine months of 1999 declined to 91.5%, compared to 93.0% and 94.3% for the same period in 1998 and 1997, respectively. The decline is the result of a $9.8 million increase in average nonearning assets over the past two years, primarily attributable to construction of a new main office building which was completed during the second quarter of 1999.

Economic investments and expansions in the local market place have enabled the Bank to continue to grow its loan portfolio (the primary earning asset). Average loans for the first nine months of 1999 increased 15.0%, or $22.2 million to $170.0 million from $147.8 million in 1998. This compares to average loan growth of 27.2% for the first nine months of 1998 over the same 1997 period. During the first three quarters of 1999 average loans amounted to 86.8% of total average earning assets compared to 87.9% during the same 1998 period.

The Bank maintains a securities portfolio of principally debt securities held for sale as a source of income and liquidity, to balance interest rate risk with other categories of the balance sheet, and to supply securities to pledge as required collateral for certain deposits. The level of average securities to average earnings assets varies as portions of the proceeds from the sale, call and maturity of securities and the principal collected on mortgage-backed securities are periodically used to fund loan growth. The average balance of securities (excluding federal funds sold) increased $2.9 million during the first nine months of 1999 over the same period in 1998 and 1997. Average securities for the first three quarters of 1999 were 11.9% of total average earning assets, compared to 12.1% during the same period of 1998.

FUNDING SOURCES. The Bank's primary funding source is its base of local area deposits which consists of noninterest-bearing demand, interest checking, savings, money market and retirement accounts, and certificates of deposit. The average balance of the Bank's local deposit base for the first nine months of 1999 increased 19.0%, or $26.8 million, to $167.9 million from $141.1 million for the same period of 1998. This compares to 14.0%, or $17.3 million, growth for the first three quarters of 1998 over the same period in 1997. Local deposits accounted for 84.7% and 83.9% of average interest-bearing liabilities for the first nine months of 1999 and 1998, respectively.

Due to the competitive local market for deposits, the Bank supplements its local deposit base with alternative funding sources including Federal funds purchased, borrowings from the Federal Home Loan Bank (FHLB), brokered certificates of deposit, and certificates of deposit obtained through a national network. The average balance of these alternative funding sources for the first three quarters of 1999 increased 12.4%, or $2.9 million, to $26.4 million from $23.5 million during the same period of 1998. Alternative funding sources totaled 15.3% of average interest-bearing liabilities for the first nine months of 1999 and 16.1% for the same period in 1998.

Management believes the use of alternative funding sources is a cost-effective means of supplementing local area deposits to fund loan growth. Use of FHLB borrowing and Federal funds purchased, as well as brokered and nonlocal certificates of deposit, may be necessary to meet the challenge of obtaining acceptable funding sources without incurring an undesirable amount of interest rate risk.

NONPERFORMING ASSETS, PAST DUE LOANS, POTENTIAL PROBLEM ASSETS AND THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding the Company's nonperforming assets, past due loans, potential problem assets and the allowance for loan losses:

                                                     September 30, September 30,  December 31,
                                                         1999          1998          1998
                                                        ------        ------        ------
                                                                  (in thousands)
Nonperforming assets:
    Nonaccrual loans                                    $  883        $  789        $  803
    Restructured loans                                     101           102            99
    Accruing loans that are contractually
        past due 90 days or more                         2,038         1,447         1,941
    Foreclosed and repossessed assets                      705           188           297
                                                        ------        ------        ------
                Total nonperforming assets              $3,728        $2,526        $3,140
                                                        ======        ======        ======
Potential problem assets not included
    in nonperforming assets                             $2,397        $3,254        $3,368
                                                        ======        ======        ======
Nonperforming assets to portfolio loans and
    foreclosed and repossessed assets                     2.06%         1.58%         1.91%
Allowance for loan losses to portfolio loans              1.47%         1.46%         1.64%
Allowance for loan losses to nonperforming assets           71%           92%           86%
Allowance for loan losses to nonperforming
    assets and potential problem loans                      43%           40%           42%

CAPITAL. Management believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. Stockholders' equity was $18.9 million or 8.09% of total assets at September 30, 1999 compared to $15.6 million or 7.80% at September 30, 1998. Net income is the primary source of new capital for the Company. In addition, net proceeds from stock transactions, including shares issued through director and employee plans, contributed $1,223,000 and $74,000 of capital during the first three quarters of 1999 and 1998, respectively.

Unrealized gain or loss on securities held for sale, net of applicable income taxes, are recorded directly to stockholders' equity. Rising interest rates caused the fair value of securities held for sale to decline during the first nine months of 1999, resulting in a decrease in stockholders' equity of $364,000 compared to an increase of $110,000 during the same period in 1998.

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

At September 30, 1999, the Company's capital exceeded the regulatory minimums and met the regulatory definition of "well-capitalized". The Company's capital ratios are presented in Note 7 to the consolidated financial statements.

RESULTS OF OPERATIONS

For the third quarter of 1999, the Company reported net income of $795,000 compared to $702,000 in 1998. Third quarter basic net income per share for 1999 increased 10.6% to $1.36 from $1.23 in 1998. Diluted net income per share increased 12.4% to $1.36 from $1.21 in the third quarter of 1998. Annualized return on average stockholders' equity (ROE) for the third quarter of 1999 was 18.16% compared to 18.40% in 1998. Third quarter 1999 annualized return on average assets (ROA) was 1.40% compared to 1.45% in 1998.

Net income through September 30, 1999 was $2,286,000 compared to $2,165,000 in 1998, an increase of 5.6%. Basic net income per share for the first nine months of 1999 was $3.93 and diluted net income per share was $3.92, compared to $3.80 and $3.75, respectively, for the first three quarters of 1998. Annualized return on average stockholders' equity for the first nine months of 1999 was 18.07% and annualized return on average assets was 1.42%, compared with 20.04% and 1.60%, respectively, for the same period in 1998.

The Company's 1998 net income included a second quarter gain of $148,000 ($95,000 after-tax) from the sale of an industrial building by the Bank's subsidiary, Heritage Investment Corporation. The gain increased basic net income per share by $.17 and diluted net income per share by $.16 during the first nine months of 1998, respectively.

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS). Third quarter net interest income grew $359,000, an 14.6% increase over 1998. The yield on average earning assets decreased 29 basis points to 9.41% while the cost of interest-bearing liabilities decreased 36 basis points to 4.59%. The decreased yield in average earning assets was primarily due to competition and lower market interest rates, while the decreased cost of interest-bearing liabilities was attributable to lower market interest rates. The net interest spread was 4.82% and the net interest margin was 5.36% in the third quarter, compared to 4.75% and 5.38%, respectively, for the same period in 1998.

Capitalized interest costs associated with the construction of the new main office building reduced the cost of interest-bearing liabilities by $79,000 during the quarter ended September 30, 1998. Had capitalized interest been included in interest expense, the cost of interest-bearing liabilities for the third quarter of 1998 would have been 5.15% and the net interest margin 5.26%.

During the first nine months of 1999, net interest income increased $1,155,000, or 16.7%, over the same period in 1998. The yield on average earning assets decreased 20 basis points to 9.56% while the cost of interest-bearing liabilities decreased 37 basis points to 4.60%. The decreased yield in average earning assets was primarily due to competition and lower market interest rates, while the decreased cost of interest-bearing liabilities was attributable to lower market interest rates. The net interest spread was 4.96% and the net interest margin was 5.51% for the first three quarters, compared to 4.79% and 5.44%, respectively, during 1998.

Capitalized interest costs reduced the cost of interest-bearing liabilities by $10,000 and $196,000 during the first three quarters of 1999 and 1998, respectively. Had capitalized interest been included in interest expense, the cost of interest-bearing liabilities for the first nine months of 1999 would have been 4.61% and the net interest margin 5.51%, compared with 5.15% and 5.34%, respectively, during 1998.

PROVISION FOR LOAN LOSSES. The provision for loan losses is the charge to operating income that management determines to be necessary to maintain the allowance for loan losses at an adequate level, and reflects management's estimate of the risk of loss inherent in the loan portfolio. The provision for loan losses increased 4.4% from $363,000 for the third quarter of 1998 to $379,000 for the same period in 1999. Year-to-date, the provision increased $276,000, or 34.4%, over 1998.

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

Annualized net chargeoffs to average portfolio loans outstanding (excludes mortgage loans held for sale) was 0.63% for the third quarter of 1999 compared to 0.64% for 1998. The coverage ratio of net income plus provision for loan losses to net chargeoffs was 4.25 and 4.23 for the third quarter of 1999 and 1998, respectively. The allowance for loan losses divided by annualized third quarter net chargeoffs yielded a coverage ratio of 2.40 and 2.31 as of September 30, 1999 and 1998, respectively.

For the first nine months of 1999, annualized net chargeoffs to average portfolio loans outstanding was 0.90% compared to 0.35% during 1998. The coverage ratio of net income plus provision for loan losses to net chargeoffs was 2.98 and 7.79 for the first three quarters of 1999 and 1998, respectively. The allowance for loan losses divided by annualized first nine months chargeoffs yielded a coverage ratio of 1.76 and 4.59 as of September 30, 1999 and 1998, respectively.

NONINTEREST INCOME. Besides the attention to net income, the Company focuses on its ability to generate additional noninterest income from both core business and newer initiatives, such as brokerage and insurance. Excluding securities gains or losses and the nonrecurring gain on the sale of the industrial building, third quarter 1999 noninterest income increased 5.1% or $51,000 from 1998.

Noninterest income, excluding securities gains or losses and the nonrecurring gain on the sale of the industrial building, contributed 27.38% of tax equivalent income (net interest income plus noninterest income) in the third quarter of 1999 as compared to 29.15% for the same period in 1998. Annualized noninterest income, excluding securities gains and losses and the nonrecurring gain on the sale of the industrial building, as a percentage of average total assets was 1.87% and 2.10% for the three months ended September 30, 1999 and 1998, respectively.

Year-to-date noninterest income, excluding the same items as above, increased 1.6% or $49,000 from the amount earned in 1998. Noninterest income contributed 27.30% and 30.13% of tax equivalent income (net interest income plus noninterest income) during the first three quarters of 1999 and 1998, respectively. Annualized noninterest income totaled 1.89% and 2.20% of average total assets during the first nine months of 1999 and 1998, respectively.

NONINTEREST EXPENSE. Noninterest expense is significant to the Company's financial performance. Management is continually challenged to control operating costs and improve efficiencies while simultaneously providing new or enhanced products and higher levels of customer service.

For the third quarter of 1999, noninterest expense increased 14.0% or $273,000 as compared to 1998. The ratio of annualized noninterest expense to average total assets was 3.93% and 4.06% for the three months ended September 30, 1999 and 1998, respectively.

During the first nine months of 1999, noninterest expense increased $704,000 or 12.2% over the same 1998 period. These increases were primarily attributable to increased salaries and employee benefits and additional occupancy and furniture and equipment expenses related to the new main office building. The ratio of annualized noninterest expense to average total assets was 4.03% for the first three quarters of 1999 as compared to 4.25% in 1998.

The Company monitors its expense ratio and utilizes the efficiency ratio as a measure of its success in increasing revenues, while controlling costs. The expense ratio (annualized noninterest expense minus noninterest income, excluding securities gains and losses and the nonrecurring gain from the sale of the industrial building, divided by average assets) was 2.06% and 1.95% for the third quarter of 1999 and 1998, respectively. The efficiency ratio, which is calculated excluding the same items, divides noninterest expense by net interest income (tax equivalent) plus noninterest income. The efficiency ratio was 57.58% and 56.56% for the third quarter of 1999 and 1998, respectively.

The expense ratio was 2.14% for the first three quarters of 1999 as compared to 1.94% for the same period in 1998. The efficiency ratio was 58.20% and 57.31% for the first nine months of 1999 and 1998, respectively.

PROVISION FOR INCOME TAXES. The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major differences between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit, and interest on tax-exempt securities and loans. The Company's effective income tax rate was 35.13% and 37.27% for the third quarter of 1999 and 1998, respectively. For the first nine months of 1999, the effective income tax rate was 34.58% compared to 36.66% for the same 1998 period.



HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY
PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K
                 (a) Ex-2 AGREEMENT OF AFFILIATION AND MERGER dated September 8, 1999 by and between Old National Bancorp and Heritage Financial Services, Inc.

                         Ex-27 Financial Data Schedule (for SEC use only).

                 (b) There have been no reports filed on Form 8-K during the quarterly period ended September 30, 1999.

                HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARY

     In accordance with the requirements of the Exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HERITAGE FINANCIAL SERVICES, INC.
                                  (Registrant)



Date     November 10, 1999                  By EARL O. BRADLEY, III
     ---------------------------               ---------------------------------
                                               Earl O. Bradley, III
                                               President and
                                               Chief Executive Officer




Date     November 10, 1999                  By JACK L. GRAHAM
     ---------------------------               ---------------------------------
                                               Jack L. Graham
                                               Senior Vice President and
                                               Chief Financial Officer