Form 10KSB/A
period 1998-12-31
HERITAGE FINANCIAL SERVICES INC /TN/
filed 1999-12-17
CIK 883703

                                 FORM 10-KSB-A
                                 (AMENDMENT #1)
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1998

                        COMMISSION FILE NUMBER 33-45240

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

                       Heritage Financial Services, Inc.
                        Amendment #1 to 1998 Form 10-KSB


     The Registrant hereby amends Part II, Item 7, Financial Statements, of its 1998 Form 10-KSB to reflect a change in the Report of Independent Public Accountants to include the name and address of the independent accounting firm which opined on the financial statements (which was inadvertently omitted from the original filing) as well as a revised footnote #18 dealing with Year 2000 issues. The original footnote #18 did not include historical and estimated costs as of the balance sheet date for Year 2000 issues. In addition, the original footnote #18 did not include a description of the Registrant's most reasonably likely worse case Year 2000 scenario and the measures taken by the Registrant to prepare for such a scenario.

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


Heathcott & Mullaly, P.C.
Brentwood, Tennessee


January 15, 1999

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

         As a financial institution, the Company is also exposed to potential risks if borrowers and depositors suffer year 2000 related difficulties and are unable to repay their loans or maintain their deposit balances. The Company has performed an assessment of the year 2000 readiness of significant borrowers and depositors. At this time, the Company is unable to determine what impact, if any, the year 2000 will have on either the loan payment performance of borrowers or the balances of key depositors.

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

         During 1998 the Company expended approximately $43,000 in connection with identifying, evaluating and addressing year 2000 compliance issues. Most of these costs were to replace or upgrade noncompliant equipment and software. The Company expects to incur approximately $82,000 in additional costs during 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Financial Services, Inc.
---------------------------------
(Registrant)


By     Earl O. Bradley, III
       --------------------
       Earl O. Bradley, III
       President and Chief Executive Officer

Date   December 16, 1999
       -----------------

By     Jack L. Graham
       --------------
       Jack L. Graham
       Chief Financial Officer

Date   December 16, 1999
       -----------------


In accordance with the Exchange Act, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By     David R. Farris                        By    James W. Russell
       ---------------                              ----------------
       Director                                     Director

Date   December 16, 1999                      Date  December 16, 1999
       -----------------                            -----------------


By     W. Lawson Mabry                        By    George R. Fleming, Sr.
       ---------------                              ----------------------
       Director                                     Director

Date   December 16, 1999                      Date  December 16, 1999
       -----------------                            -----------------


By     John T. Halliburton                    By    Ted R. McCurdy
       -------------------                          --------------
       Director                                     Director

Date   December 16, 1999                      Date  December 16, 1999
       -----------------                            -----------------